Form 10-Q
period 1994-01-01
DIGITAL EQUIPMENT CORP
filed 1994-02-04
CIK 28887

FORM 10-Q



                         SECURITIES AND EXCHANGE COMMISSION



                              Washington, D.C. 20549





           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934

              for the quarterly period ended January 1, 1994


                                       OR



              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934







              Commission file number 1-5296








                           Digital Equipment Corporation

              (Exact name of registrant as specified in its charter)






               Massachusetts                             04-2226590

   (State or other jurisdiction of         (I.R.S. Employer Identification No.)

    incorporation or organization)





   146 Main Street, Maynard, Massachusetts               01754

   (Address of principal executive offices)           (Zip Code)





                                   (508) 493-5111

                 (Registrant's telephone number, including area code)






      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of

  1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to

  such filing requirements for the past 90 days.  YES X   NO.



      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Number of shares of Common Stock, par value $1, outstanding as of January 1,

  1994: 137,889,665.




                          DIGITAL EQUIPMENT CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                  (Dollars in thousands except per share data)



                                                   Three-Month Period Ended

                                                  ---------------------------

                                                  January 1,    December 26,

                                                    1994             1992

                                                  -----------   -------------

  REVENUES


  Product sales................................. $ 1,659,924    $  1,967,234

  Service and other revenues....................   1,594,155       1,722,209

                                                 ------------   -------------


  TOTAL OPERATING REVENUES......................   3,254,079       3,689,443

                                                 ------------   -------------

  COSTS AND EXPENSES


  Cost of product sales.........................   1,112,292       1,116,538

  Service expense and cost of other revenues....     968,473       1,058,270

  Research and engineering expenses.............     330,948         404,843

  Selling, general and administrative expenses..     908,688       1,177,306

                                                 ------------   -------------


  Operating loss................................    ( 66,322)        (67,514)

  Interest income...............................      12,071          14,209

  Interest expense..............................      15,398          12,554

                                                 ------------   -------------


  LOSS BEFORE INCOME TAXES .....................    ( 69,649)        (65,859)


  PROVISION FOR INCOME TAXES....................       2,495           8,000

                                                 ------------   -------------



  NET LOSS...................................... $  ( 72,144)       ( 73,859)

                                                 ============   =============


  NET LOSS PER COMMON SHARE (1)................. $  (    .53)   $       (.57)

                                                 ============   =============


       (1)  Net loss per share is based on the weighted average number of common shares outstanding during each period: 136,028,383 shares for the three months ended January 1, 1994 and 129,154,484 for the three months ended December 26, 1992.  See page 8 of this report.


       Cash dividends have never been paid by the Corporation.


       The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION


                     CONSOLIDATED STATEMENTS OF OPERATIONS


                 (Dollars in thousands except per share data)


                                                    Six-Month Period Ended

                                                 ----------------------------

                                                   January 1,    December 26,

                                                      1994            1992

                                                 ------------   -------------

  REVENUES


  Product sales................................. $  3,216,928   $  3,735,055

  Service and other revenues....................    3,052,099      3,268,687

                                                 -------------  -------------


  TOTAL OPERATING REVENUES......................    6,269,027      7,003,742

                                                 -------------  -------------

  COSTS AND EXPENSES


  Cost of product sales.........................    2,093,707      2,136,495

  Service expense and cost of other revenues....    1,912,350      2,075,920

  Research and engineering expenses.............      645,665        810,320

  Selling, general and administrative expenses..    1,780,895      2,308,493

                                                 -------------  -------------

  Operating loss................................    ( 163,590)     ( 327,486)

  Interest income...............................       29,284         27,425

  Interest expense..............................       35,034         16,344

                                                 -------------  -------------

  LOSS BEFORE INCOME TAXES AND CUMULATIVE

    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE....    ( 169,340)     ( 316,405)


  PROVISION FOR INCOME TAXES....................        6,031         18,000

                                                 -------------  -------------

  LOSS BEFORE CUMULATIVE EFFECT OF

    CHANGE IN ACCOUNTING PRINCIPLE..............    ( 175,371)     ( 334,405)


  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

    PRINCIPLE...................................       20,042              0

                                                 -------------  -------------

  NET LOSS...................................... $  ( 155,329)  $  ( 334,405)

                                                 =============  =============

  LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN

    ACCOUNTING PRINCIPLE PER COMMON SHARE....... $      (1.29)  $      (2.60)


  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

    PRINCIPLE PER COMMON SHARE..................          .14              -

                                                 -------------  -------------

  NET LOSS PER COMMON SHARE (1)................. $      (1.15)  $      (2.60)

                                                 =============  =============

       (1)  Net loss per share is based on the weighted average number of common shares outstanding during each period: 135,5l9,380 shares for the six months ended January 1, 1994 and 128,578,210 for the six months ended

  December 26, 1992.  See page 9 of this report.


       Cash dividends have never been paid by the Corporation.


       The accompanying notes are an integral part of these financial statements.


                          DIGITAL EQUIPMENT CORPORATION


                           CONSOLIDATED BALANCE SHEETS


                             (Dollars in thousands)


                                                    January 1,      July 3,

                                                      1994            1993

                                                 -------------  -------------

  ASSETS


  CURRENT ASSETS


  Cash and cash equivalents....................  $  1,147,257   $  1,643,195

  Accounts receivables, net of allowances

    of $100,548 and $110,764...................     2,795,969      3,020,252

  Inventories

    Raw materials..............................       403,800        331,506

    Work-in-process............................       606,630        502,200

    Finished goods.............................       939,926        921,434

                                                 -------------  -------------

  Total inventories............................     1,950,356      1,755,140

  Prepaid expenses and deferred income taxes...       405,669        463,928

                                                 -------------  -------------

  TOTAL CURRENT ASSETS.........................     6,299,25l      6,882,515

                                                 -------------  -------------



  Property, plant and equipment, at cost.......     7,l45,929      7,193,430

  Less accumulated depreciation................     4,000,269      4,015,139

                                                 -------------  -------------

  Net property, plant and equipment............     3,l45,660      3,178,291

  Other assets.................................       923,846        889,537

                                                 -------------  -------------

  TOTAL ASSETS.................................  $ 10,368,757   $ 10,950,343

                                                 =============  =============



  The accompanying notes are an integral part of these financial statements.

                                                   January 1,       July 3,

                                                      1994           1993

                                                 -------------  -------------

  LIABILITIES AND STOCKHOLDERS' EQUITY



  CURRENT LIABILITIES


  Bank loans and current portion

    of long-term debt..........................  $     11,574    $    21,335

  Accounts payable.............................       767,055        822,434

  Income taxes payable.........................        11,026         57,614

  Salaries, wages and related items............       552,626        556,151

  Deferred revenue and customer advances.......       960,493      1,138,323

  Restructuring reserve........................       442,705        738,989

  Other current liabilities....................       553,793        583,868

                                                  ------------   ------------

  TOTAL CURRENT LIABILITIES....................     3,299,272      3,918,714

  Noncurrent deferred income taxes.............        26,369            -

  Long-term debt...............................     1,017,360      1,017,577

  Postretirement benefits......................     1,195,805      1,128,653

                                                  ------------   ------------

  TOTAL LIABILITIES............................     5,538,806      6,064,944

                                                  ------------   ------------

  STOCKHOLDERS' EQUITY


  Common stock, $1.00 par value; authorized

     450,000,000 shares; issued 137,889,665

     and 135,489,805 shares....................       137,890        135,490

  Additional paid-in capital...................     2,937,205      2,851,960

  Retained earnings............................     1,754,856      1,937,627

  Treasury stock at cost, 0

      and 497,551 shares.......................          -           (39,678)

                                                  ------------   ------------

  TOTAL STOCKHOLDERS' EQUITY...................     4,829,95l      4,885,399

                                                  ------------   ------------

  TOTAL LIABILITIES AND STOCKHOLDERS'

     EQUITY....................................   $10,368,757    $10,950,343

                                                  ============   ============





  The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                            (Dollars in thousands)


                                                     Six-Month Period Ended

                                                  ---------------------------

                                                    January 1,   December 26,

                                                       1994           1992

                                                  ------------   ------------

  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss.....................................   $ ( 155,329)   $  (334,405)


  Adjustments to reconcile net loss to

  net cash used by operating activities:

      Depreciation.............................       30l,722        346,923

      Amortization.............................        60,996         67,240

      Other adjustments to net loss............        84,002        l4l,000

      Decrease in accounts receivable..........       224,283        462,248

      Increase in inventories..................      (l95,2l6)      (2l8,l96)

      (Increase)/decrease in prepaid expenses..        82,l45        (33,375)

      Decrease in accounts payable.............       (55,379)      (2l2,856)

      Increase/(decrease) in taxes.............       (66,782)        89,666

      Increase in salaries, wages, benefits

        & related items........................        63,627         75,238

      Decrease in deferred revenues and

       customer advances.......................      (l77,830)      (230,l52)

      Decrease in restructuring reserves.......      (34l,584)      (45l,2l5)

      Decrease in other current liabilities....       (65,303)       (6l,333)

                                                  ------------   ------------

  Total adjustments............................       (85,3l9)       (24,8l2)

                                                  ------------   ------------

  Net cash flows from operating activities.....      (240,648)      (359,2l7)

                                                  ------------   ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:


  Investment in property, plant and equipment..      (348,070)      (256,463)

  Proceeds from the disposition of net property,

    plant, and equipment.......................        53,620         25,279

  Investment in other assets...................       (39,993)      (2l8,633)

  Proceeds from disposition of other assets....         3,238           -

                                                  ------------   ------------

  Net cash flows from investing activities.....      (33l,205)      (449,8l7)

                                                  ------------   ------------

  Net cash flows from operating and

    investing activities.......................      (57l,853)      (809,034)

                                                  ------------   ------------



  The accompanying notes are an integral part of these financial statements.

  CASH FLOWS FROM FINANCING ACTIVITIES:


  Proceeds from the issuance of debt...........        12,950        74l,320

  Payments to retire debt......................       (23,573)        (8,05l)

  Issuance of common and treasury shares.......        86,538        l03,933

                                                  ------------   ------------

  Net cash flows from financing activities.....        75,9l5        837,202

                                                  ------------   ------------

  Net increase (decrease) in cash and cash

    equivalents................................      (495,938)        28,l68

  Cash and cash equivalents at the

    beginning of the year......................     1,643,l95      1,337,172

                                                  ------------   ------------



  Cash and cash equivalents at end of period...   $ 1,147,257    $ 1,365,340

                                                  ============   ============





  The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION


        COMPUTATION OF NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE


                 (Dollars in thousands except per share data)


                                                 Three-Month Period Ended

                                               ------------------------------

                                                  January 1,     December 26,

                                                      1994           1992

                                               --------------   -------------

  Net loss applicable to common and

  common equivalent shares.................... $     (72,144)   $    (73,859)

                                               ==============   =============


  Weighted-average number of common shares

  outstanding during the period...............   136,028,383     129,154,484


  Common stock equivalents from application

  of "treasury stock" method to exercised and

  outstanding stock options...................             0               0

                                               --------------   -------------


  Total weighted-average number of common

  and common equivalent shares outstanding

  during the period...........................   136,028,383     129,154,484

                                               ==============   =============

  Net loss per common and common

  equivalent share............................ $       (0.53)   $      (0.57)

                                               ==============   =============





  The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION


          COMPUTATION OF NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE



                     (Dollars in thousands except per share data)




                                                    Six-Month Period Ended

                                               ------------------------------

                                                   January 1,    December 26,

                                                      1994            1992

                                               --------------   -------------

  Net loss applicable to common and

  common equivalent shares.....................$    (155,329)   $   (334,405)

                                               ==============   =============

  Weighted-average number of common shares

  outstanding during period....................  135,5l9,380     128,578,210



  Common stock equivalents from application

  of "treasury stock" method to exercised and

  outstanding stock options....................          0               0

                                               --------------   -------------


  Total weighted-average number of common

  and common equivalent shares outstanding

  during the period............................  135,5l9,380     128,578,210

                                               ==============   =============


  Net loss per common and common

  equivalent share.............................$    (   1.15)   $   (   2.60)

                                               ==============   =============





  The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Note A - Significant Accounting Policies


  Certain prior years' amounts have been reclassified to conform with current year presentation.


  Note B - Income Taxes


  The Corporation adopted Statement of Financial Accounting Standards

  (SFAS) No. 109 - Accounting for Income Taxes, effective July 4, 1993.

  The Corporation had previously accounted for income taxes under

  Accounting Principles Board Opinion No. 11.



  In the first quarter, the Corporation recorded a one-time benefit of $20 million, or $0.14 per share, for the recognition of previously unrecognized tax benefits. There is no cash flow impact from the adoption of SFAS No.

  109.  The standard was adopted on a prospective basis and amounts presented for prior years were not restated.



  At July 4, 1993, the significant components of deferred tax assets and liabilities upon the adoption of SFAS No. 109, were:



                                           (dollars in millions)

                                     ---------------------------------

                                      Deferred Tax        Deferred Tax

                                         Assets            Liabilities

                                      ------------        ------------

     Inventory-related

      transactions                        $  138              $   7

     Depreciation                             66                 4l

     Postretirement benefits                 358                  -

     Restructuring                           235                  -

     Tax loss carryforwards (a)            1,025                  -

     Tax credit carryforwards                149                  -

     Other                                   283                234

                                          ------               ----

     Gross deferred tax balances           2,254                282

     Valuation allowance                   1,805                  -

                                          ------              -----

     Net deferred tax balances            $  449              $ 282

                                          ======              =====

  The deferred tax assets (a) of $l.0 billion represent $2.8 billion of net operating loss carryforwards on a tax return basis which will generally expire as follows:  $150 million in 1998, $1.2 billion in 2007, $800 million in 2008, and the remainder thereafter.  Tax credit carryforwards will generally expire as follows:  $40 million in 2001, $50 million in

  2002, $40 million in 2003, and the remainder thereafter.


  On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 was

  signed into law.  This act, among other things, raises the U.S. corporate statutory tax rate from 34% to 35%.  Due to the net operating loss carryforwards, the Corporation does not expect the change in the statutory tax rate to have a material impact on the Corporation's consolidated financial position or results of operations for the foreseeable future.



  Note C - Preferred Stock


  On November 4, 1993, the stockholders of the Corporation approved an amendment to the Corporation's Restated Articles of Organization to

  authorize the issuance of up to 25,000,000 shares of preferred stock.


  Note D - Subsequent Event


  On January 21, 1994, the Corporation filed with the Securities and Exchange

  Commission a shelf registration statement on Form S-3 under the Securities

  Act of 1933, as amended, covering the registration of securities, including senior and subordinated debt securities, preferred stock, depositary shares and warrants to purchase equity and debt securities (the "Securities"), in an aggregate amount of $l billion.  The Securities may be offered from time to time in amounts, at prices and on terms to be determined at the time of sale.  The Corporation believes the shelf registration provides additional financing flexibility to meet potential future funding requirements and to take advantage of potentially attractive capital market conditions.


  Subsequent to the end of the second quarter of fiscal 1994, the

  Corporation's annual facility fee on its three-year $750 million committed credit facility was increased from 0.175% to 0.250%.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

                         OPERATIONS AND FINANCIAL CONDITION


  As an aid to understanding the Corporation's operating results, the following tables indicate the percentage relationships of income and expense items included in the statements of operations for the most recent quarter and six-month period ended January 1, 1994 and the corresponding quarter and six-month period ended December 26, 1992 of the preceding fiscal year and the percentage changes in those items for such periods.

  Components of total costs of operating revenues are shown as percentages of their related revenues.

                                       Income and Expense Items

                                         as a Percentage of

                                       Total Operating Revenues (a)

                           ------------------------  -----------------------

                           Three-Month Period Ended   Six-Month Period Ended

                           ------------------------   ----------------------

  Income and                  Jan. 1,     Dec. 26,      Jan. 1,    Dec. 26,

  Expense Items                 1994         1992         1994        1992

                           -----------  -----------   -----------  ---------

  Product sales                 5l.0%        53.3%         5l.3%      53.3%

  Service and other revenues    49.0%        46.7%         48.7%      46.7%

                           -----------  -----------   -----------  ---------

  Total operating revenues     100.0%       l00.0%        100.0%     100.0%

  Cost of product sales         67.0%        56.8%         65.l%      57.2%

  Service expense and cost

    of other revenues           60.8%        61.4%         62.7%      63.5%

  Total cost of operating

    revenues                    63.9%        58.9%         63.9%      60.l%

  Research and engineering

    expenses                    10.2%        ll.0%         10.3%      11.6%

  Selling, general and

    administrative expenses     27.9%        3l.9%         28.4%      33.0%

                           -----------  -----------   -----------  ---------

  Operating loss                (2.0%)       (1.8%)        (2.6%)     (4.7%)

  Interest income                 .4%          .4%           .5%        .4%

  Interest expense                .5%          .3%           .6%        .2%

                           -----------  -----------   -----------  ---------

  Loss before income taxes

    and cumulative effect of

    change in accounting

    principle                   (2.1%)       (1.8%)         (2.7%)    (4.5%)

  Provision for income taxes      .1%          .2%            .l%       .3%

                           -----------  -----------   -----------  ---------

  Loss before cumulative

    effect of change in

    accounting principle        (2.2%)       (2.0%)         (2.8%)    (4.8%)

  Cumulative effect of

    change in accounting

    principle                    0.0%         0.0%            .3%      0.0%

                           -----------  -----------   -----------  ---------

  Net loss                      (2.2%)       (2.0%)         (2.5%)    (4.8%)

                           ===========  ===========   ===========  =========

  Note (a)  Percentage of operating revenues may not be additive due to rounding.

                                                   Percentage Increases

                                                      (Decreases)

                                        ------------------------------------

                                          Three-Month              Six-Month

                                         Period Ended           Period Ended

                                         Jan. 1, 1994           Jan. 1, 1994

                                               vs.                   vs.

    Income and Expense Items            Dec. 26, 1992           Dec. 26,1992

  ---------------------------------     -------------           -------------



  Product sales                              ( 16 %)                 ( 14 %)

  Service and other revenues                 (  7 %)                 (  7 %)


  Total operating revenues                   ( 12 %)                 ( 10 %)

  Cost of product sales                      (  0 %)                 (  2 %)

  Service expense and cost of other

    revenues                                 (  9 %)                 (  8 %)

  Total cost of operating

    revenues                                 (  4 %)                 (  5 %)

  Research and engineering

    expenses                                 ( 18 %)                 ( 20 %)

  Selling, general and administrative

    expenses                                 ( 23 %)                 ( 23 %)



  Operating loss                             (  2 %)                 ( 50 %)

  Interest income                            ( 15 %)                    7 %

  Interest expense                             23 %                   100+%


  Loss before income taxes and

    cumulative effect of change in

    accounting principle                        6 %                  ( 46 %)


  Provision for income taxes                 ( 69 %)                 ( 66 %)


  Loss before cumulative effect of

    change in accounting principle           (  2 %)                 ( 48 %)

  Cumulative effect of change in

    accounting principle                       -                        NM


  Net loss                                   (  2 %)                 ( 54 %)


  NM=Not meaningful

  REVENUES


      Total operating revenues for the first six months of fiscal 1994 were

  $6.27 billion, down 10% from the comparable period a year ago.  Total operating revenues included product sales of $3.22 billion, down 14% from a year ago and service and other revenues of $3.05 billion, down 7%.

  Operating revenues from customers outside the United States were $3.86 billion or 61% of total operating revenues, compared with $4.47 billion or

  64% of total operating revenues for the comparable six-month period last year.  The Corporation continued to experience a significant decrease in

  European revenues, as well as a decline in U.S. revenues, partially offset by revenue growth in the Asia Pacific region and Latin America.  Total operating revenues for the quarter and first six months were negatively affected by foreign currency exchange rate fluctuations.


      For the quarter ended January 1, 1994, total operating revenues were

  $3.25 billion, down 12% from the comparable period a year ago.  Product sales were $1.66 billion, down 16% and service and other revenues were

  $1.59 billion, down 7%.  Operating revenues from customers outside the

  United States were $2.04 billion or 63% of total operating revenues; this compared with $2.41 billion or 65% of total operating revenues for the second quarter of fiscal 1993.


      Although revenues from the sale of Alpha AXP systems continue to grow,

  and represented approximately 10% of product sales for both the quarter and first six months, the Corporation continues to experience a significant decline in demand for its VAX systems.  Product sales for the quarter and first six months were positively affected by a growth in demand for personal computers and Alpha AXP workstations, as well as storage devices and networking products.



      The decline in service revenues over the comparable periods of fiscal

  1993 was due principally to lower levels of revenue from the Corporation's

  VAX/VMS systems maintenance business, as well as the greater reliability of, and lower maintenance revenues associated with newer products.  This was partially offset by an increase in revenues from maintenance of products manufactured by other companies.  In addition, the Corporation is becoming more selective in pursuing consulting and systems integration opportunities, increasing its focus on the profitability of projects; as a result, revenues from consulting and systems integration services were down slightly for the quarter and essentially flat for the first six months compared with the comparable periods a year ago.


      The Corporation continues to take actions to respond to changes in industry demand, economic conditions and other factors affecting the

  Corporation's business.  In October, the Corporation announced new open client-server products and related software and service products.  The

  Corporation continues to seek alliances with other companies and to focus its resources in order to offer products and services which meet customer needs for open systems.  Just after the close of the second quarter, the

  Corporation announced that it had hired a new general manager to lead its

  European operations.  The Corporation also is focusing on increasing market penetration by improving its direct sales efforts, targeting the growing small and medium enterprise information technology market and expanding its use of resellers and other indirect channels of distribution.


  EXPENSES AND PROFIT MARGINS


      The Corporation recorded an operating loss of $66 million for the second quarter of fiscal 1994, compared with an operating loss of $68 million in the second quarter a year ago.  For the first six months, the

  Corporation recorded an operating loss of $164 million, compared with an operating loss of $327 million for the comparable period a year ago.


      Gross profit on product sales for the quarter and first six months declined from the comparable periods a year ago.  Product gross margin

  (gross profit as a percentage of product sales) represented 33% and 35% of product sales, respectively, down 10 and 8 percentage points, respectively,

  from the comparable periods last year.  The decline in product gross profit resulted from the decrease in product sales, a continued shift in the mix of product sales toward personal computers and Alpha AXP-based systems which typically carry lower margins than the Corporation's VAX systems,

  competitive pricing pressures and unfavorable currency exchange rate fluctuations, partially offset by manufacturing cost efficiencies.


      Gross profit on service revenues for the quarter and first six months declined slightly from the comparable periods a year ago.  Service gross margin (gross profit as a percentage of service revenues) represented 39%

  and 37% of service revenues, respectively, slightly higher than the comparable periods of fiscal 1993.  The modest decline in service gross profit resulted principally from lower service revenues, partially offset by increased efficiency in service delivery and an increased focus on the profitability of consulting projects.


      Spending on research and engineering (R&E) in the quarter totaled $331 million, a decrease of 18% from the $405 million of the comparable quarter a year ago.  For the first six months, R&E spending totaled $646 million,

  down 20% from the $810 million of the comparable period last year.  The

  Corporation is focusing its current R&E investments on maintaining a strong, market-driven product set and on attaining and sustaining technology leadership in selected areas.


      Selling, general and administrative (SG&A) expenses totaled $909 million in the quarter, down 23% from the $1.18 billion of the comparable quarter a year ago.  For the first six months, SG&A spending totaled $1.78 billion, down 23% from the $2.31 billion of the comparable period in fiscal

  1993.


      While spending for R&E and SG&A is declining, the Corporation believes its cost and expense levels are still too high for the level and mix of total operating revenues. The Corporation is reducing expenses by streamlining its product offerings and selling and administrative practices, resulting in reductions in employee population, closing and consolidation of facilities and reductions in discretionary spending.  The

  Corporation believes that the remaining restructuring reserve of $443 million is adequate to cover presently planned restructuring actions. The

  Corporation will continue to take actions necessary to achieve a level of costs appropriate for its revenues and competitive for its business.


      Interest income for the quarter and first six months was $12 million and $29 million, respectively.  Interest expense for the quarter and first six months was $15 million and $35 million, respectively, up from the comparable periods a year ago due to the issuance of $1 billion aggregate principal amount of long-term debt in fiscal 1993.  Interest expense for the second quarter includes the differential received on interest rate swap agreements entered into in the first quarter of fiscal 1994 relating to

  $750 million of long-term debt.


      Tax expense for the quarter and first six months was $2 million and $6 million, respectively.  The tax expense reflects taxes provided for profitable non-U.S. operations and an inability to recognize U.S. tax benefits from operating losses.


      The Corporation adopted Statement of Financial Accounting Standards

  (SFAS) No. 109 - Accounting for Income Taxes, effective July 4, 1993.  The

  Corporation had previously accounted for income taxes under Accounting

  Principles Board Opinion No. 11.  In the first quarter of fiscal 1994, the

  Corporation recorded a one-time benefit of $20 million, or $0.14 per share,

  for the recognition of previously unrecognized tax benefits.  There is no cash flow impact from the adoption of SFAS No. 109.  The standard was adopted on a prospective basis and amounts presented for prior years were not restated (see Note B).


  AVAILABILITY OF FUNDS TO SUPPORT CURRENT AND FUTURE OPERATIONS


      Cash and cash equivalents totaled $1.15 billion at the end of the quarter, down from $1.64 billion at the end of fiscal 1993.  The net decrease in cash and cash equivalents for the quarter was $127 million.


      Operating activities generated $6 million of cash for the quarter, and used $241 million of cash for the first six months of fiscal 1994.  Cash used for the first six months was due principally to restructuring activities, higher inventory levels and the operating loss, partially offset by a decrease in accounts receivable.


      Net cash used for investing activities was $198 million for the quarter and $331 million for the first six months. Capital spending was $181 million for the quarter and $348 million for the first six months,

  consisting principally of investments in semiconductor and storage technology facilities and equipment.  During the first six months, the

  Corporation generated $57 million in cash proceeds from the disposal of property, plant and equipment and other assets, principally as the result of restructuring activities.


      Net cash from financing activities was $65 million for the quarter, due principally to the issuance of common stock under the Corporation's employee stock plans.


      On January 21, 1994 the Corporation filed with the Securities and

  Exchange Commission a shelf registration statement on Form S-3 under the

  Securities Act of 1933, as amended, covering the registration of securities, including senior and subordinated debt securities, preferred stock, depositary shares and warrants to purchase equity and debt securities (the "Securities"), in an aggregate amount of $1 billion.  The

  Securities may be offered from time to time in amounts, at prices and on terms to be determined at the time of sale.  The Corporation believes the shelf registration provides additional financing flexibility to meet potential future funding requirements and to take advantage of potentially attractive capital market conditions (see Note D).


      The Corporation historically has maintained a conservative capital structure, and believes that its current cash position and access to capital markets are adequate to support current and future operations.


                                * * * *


      The accompanying consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the consolidated financial position at January 1, 1994 and the consolidated results of operations and the consolidated statements of cash flows for the interim periods ended January 1, 1994 and December 26, 1992.

                          PART II.  OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K.

  Item 6.  Exhibits and Reports on Form 8-K.


           (a) Exhibits


           4.1  Articles of Amendment filed with the Secretary of State of the Commonwealth of Massachusetts on November 4, 1993 (filed as Exhibit 4.3 to the Corporation's Registration Statement on

                Form S-3, No. 33-51987 and incorporated herein by reference).




           (b) Reports on Form 8-K.


           No reports on Form 8-K were filed by the Corporation during the period covered by this report.

                                  SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934,

  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DIGITAL EQUIPMENT CORPORATION
                                       (Registrant)

                                      /s/William M. Steul
                                   By_______________________________
                                     Vice President, Finance and
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)


   February 4, 1994