Form 10-K/A
period 1993-07-03
DIGITAL EQUIPMENT CORP
filed 1994-03-11
CIK 28887

                                     10-K/A
                          Amendment No. 1 to Form 10-K

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended July 3, 1993
                                     or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from______________to_________________.

Commission file number 1-5296

                         Digital Equipment Corporation
             (Exact name of registrant as specified in its charter)

Massachusetts                                     04-2226590
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

146 Main Street, Maynard, Massachusetts                   01754-2571
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (508) 493-5111


Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of each exchange on which registered (a)
Common Stock, par value $1               New York Stock Exchange
                                         Pacific Stock Exchange
                                         Midwest Stock Exchange

(a) In addition, shares of Common Stock of the registrant are listed on the Montreal Exchange and certain stock exchanges in Switzerland and Germany.


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES X   NO

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. []

As of September 7, 1993, 135,009,330 shares of the registrant's Common Stock, par value $1, were issued and outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 7, 1993 was approximately $5.6 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's 1993 Annual Report to Stockholders are incorporated by reference in Part II hereof.

        Portions of the registrant's Proxy Statement for its 1993 Annual Meeting of Stockholders, scheduled to be held on November 4, 1993, are incorporated by reference in Part III hereof.

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K as set forth on the pages attached hereto:

                                   Part II

Item 7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition


                                                                         Page 28


Management's Discussion and Analysis of
Results of Operations and Financial Condition

Income and Expense Items as a
Percentage of Total Operating Revenues (a)                                      Percentage Changes
- -------------------------------------------------------------------------------------------------------
 1991   1992    1993       Income and Expense Items                           1992-93 1991-92   1990-91
- -------------------------------------------------------------------------------------------------------
 59.7%   55.2%   52.8%     Product sales                                          (1)%    (7)%      2%
 40.3%   44.8%   47.2%     Service and other revenues                              9%     11%      17%
- -------------------------------------------------------------------------------------------------------
100.0%  100.0%  100.0%     Total operating revenues                                3%      -        7%
- -------------------------------------------------------------------------------------------------------
 47.1%   55.2%   58.8%     Cost of product sales (b)                               5%      9%       2%
 60.1%   62.3%   61.4%     Service expense and cost of other revenues(b)           7%     15%      14%
- -------------------------------------------------------------------------------------------------------
 52.3%   58.4%   60.1%     Total cost of operating revenues                        6%     12%       7%
 11.9%   12.6%   10.6%     Research and engineering expenses                     (13)%     6%       2%
 32.1%   33.6%   30.9%     Selling, general and administrative expenses           (5)%     5%      13%
  7.9%   10.8%     -       Restructuring charges                                (100)%    36%     100%
- -------------------------------------------------------------------------------------------------------
 (4.2)% (15.3)%  (1.7)%    Operating loss                                         89%   (100+)%  (100+)%
- -------------------------------------------------------------------------------------------------------
  0.8%    0.7%     .4%     Interest income                                       (34)%   (15)%    (20)%
  0.3%    0.3%     .4%     Interest expense                                       32%    (14)%     45%
- -------------------------------------------------------------------------------------------------------
                           Loss before income taxes and cumulative
 (3.7)% (14.9)%  (1.6)%    effect of change in accounting principle               89%   (100+)%  (100+)%
- -------------------------------------------------------------------------------------------------------
  0.7%    1.7%     .2%     Provision for income taxes                            (88)%   100+%     97%
- -------------------------------------------------------------------------------------------------------
                           Loss before cumulative effect of change
 (4.4)% (16.6)%  (1.7)%    in accounting principle                                89%   (100+)%  (100+)%
- -------------------------------------------------------------------------------------------------------
                           Cumulative effect of change in accounting
   -      3.5%      -      principle, net of tax benefits                       (100)%     -        -
- -------------------------------------------------------------------------------------------------------
(4.4)%   (20.1)% (1.7)%    Net loss                                               91%   (100+)%  (100+)%
- -------------------------------------------------------------------------------------------------------

Note (a) Percentages of operating revenues may not be additive due to rounding.

Note (b) Cost of product sales and service expense and cost of other revenues are shown as percentages of their related revenues.


Overview

Fiscal 1993 marked a year of significant change for the Corporation, as it responded to the changing environment in the information technology industry. The Corporation's operating results for fiscal 1993 reflect the effects of restructuring actions taken during the past several years. Although the Corporation reported a net loss of $251 million for the year, it demonstrated consistent year over year improvement in operating results for the last three quarters of the year, posting a net profit of $113 million for the fourth quarter.

Service revenues have continued to grow, and represent a larger percentage of total operating revenues than ever before. In addition, the mix of products and services which make up the Corporation's total operating revenues has changed dramatically over the last several years.

At the beginning of fiscal 1993, the Corporation introduced new models of its traditional VAX systems which are designed to upgrade easily to Alpha AXP systems. The Alpha AXP architecture, announced during fiscal 1992, is designed to run multiple operating systems and to be the foundation for a leading high-performance computer family. During the year, the Corporation introduced personal computers, workstations and client-server computer systems based on the Alpha AXP architecture, as well as DEC OSF/1 V1.2, the Corporation's unified UNIX operating system for the Alpha AXP family of systems. Sales of Alpha AXP computer systems and components represent a significant future revenue opportunity. For fiscal 1993, the sale of Alpha AXP computer systems did not have a significant impact on operating results.

As the price/performance of computer systems has improved, the profitable sale and service of these products have become increasingly dependent on low-cost product design and manufacture, and on efficient delivery in high volumes. At the same time, customer needs for solutions, which integrate hardware and software products from multiple vendors, present an opportunity to the Corporation to provide, in addition to its broad product and maintenance service offerings, consulting, planning and integration expertise through direct sales channels focused on specific industries.

The Corporation has implemented organizational changes which it believes will enable it to respond to these changing business models. The effectiveness of these newly implemented changes cannot yet be measured, but the Corporation believes they are necessary for it to compete successfully in the various businesses in which it participates.

                                                                        Page 29

Revenues

In fiscal 1993, total operating revenues, which were $14.4 billion, grew by $440 million or 3%, following an increase of $20 million, or less than 1% in fiscal 1992 and $1 billion or 7% in fiscal 1991.

Non-U.S. revenues accounted for 64% of total operating revenues in fiscal 1993, up from 63% in fiscal 1992 and 60% in fiscal 1991. European revenues increased to $7 billion in fiscal 1993, up from $6.8 billion and $6.3 billion in fiscal 1992 and 1991, respectively. The increase in fiscal 1993 European revenues, as reported in U.S. dollars, was principally attributable to favorable foreign currency fluctuations. Over the last several years, the Corporation has increased its presence in European markets primarily through two acquisitions completed in fiscal 1992 and 1991 (see Note J).

Product sales for fiscal 1993 were $7.6 billion, or 53% of total operating revenues, compared with $7.7 billion or 55% of revenues in fiscal 1992 and $8.3 billion or 60% of revenues in fiscal 1991. While the Corporation shipped substantially more computer systems in fiscal 1993 than in fiscal 1992, product sales for fiscal 1993 were essentially unchanged compared with the prior year, due primarily to a continued shift in the mix of product sales toward low-end, lower-priced computer systems and away from the Corporation's traditional proprietary mid-range products.

In fiscal 1993, service and other revenues totaled $6.8 billion or 47% of total operating revenues. Service revenues grew by $549 million or 9%, following increases of 11% and 17% in fiscal 1992 and 1991, respectively. The Corporation's service revenues are derived principally from hardware and software product services and systems integration services. The growth in service revenues for fiscal 1993 was due to increased demand for systems integration and other professional and consulting services and the service of non-Digital products. In response to customer demand for a worldwide integrated services provider, the Corporation is focusing on multivendor customer service opportunities.

TOTAL OPERATING REVENUES

Year                                                                                       $ Millions
- -----------------------------------------------------------------------------------------------------
93      *************************************************************************************   14371
        ++++++++++++++++++++++++++++++++++++++++++                                               6783
92      ************************************************************************************    13931
        +++++++++++++++++++++++++++++++++++++++                                                  6235
91      ***********************************************************************************     13911
        +++++++++++++++++++++++++++++++++++                                                      5612
90      ******************************************************************************          12943
        ++++++++++++++++++++++++++++++                                                           4797
89      *****************************************************************************           12742
        +++++++++++++++++++++++++++++                                                            4552
88      ************************************************************************                11475
        ++++++++++++++++++++++++                                                                 3934
87      *********************************************************                                9389
        +++++++++++++++++++++                                                                    3135
86      **********************************************                                           7590
        ++++++++++++++++                                                                         2487
85      ****************************************                                                 6686
        +++++++++++++++                                                                          2156
84      **********************************                                                       5584
        ++++++++++++                                                                             1780
83      **************************                                                               4272
        ++++++++++                                                                               1444
- -----------------------------------------------------------------------------------------------------

                                                  ++++ Service and Other Revenues
                                                   **** Total Operating Revenues



NON-UNITED STATES REVENUES
- --------------------------
Year                                                                                       $ Millions
- ------------------------------------------------------------------------------------------------------------
93      ******************************************************************************************      9164
92      ****************************************************************************************        8799
91      ************************************************************************************            8380
90      **************************************************************************                      7281
89      ***********************************************************************                         7017
88      **********************************************************                                      5730
87      *********************************************                                                   4413
86      ********************************                                                                3179
85      ***************************                                                                     2642
84      ********************                                                                            1978
83      ****************                                                                                1543
- ------------------------------------------------------------------------------------------------------------

                                                                         Page 30
Expenses and Profit Margins

The Corporation's total gross margin for fiscal 1993 was $5.7 billion (40% of total operating revenues), compared with $5.8 billion in fiscal 1992 (42% of total operating revenues) and $6.6 billion in fiscal 1991 (48% of total operating revenues).

The Corporation's gross margin on fiscal 1993 product sales was $3.1 billion (41% of product sales), compared with $3.4 billion (45% of product sales) for fiscal 1992 and $4.4 billion (53% of product sales) for fiscal 1991. The continued decline in product gross margin was due to several factors, including a continued shift in the Corporation's mix of product sales from larger systems toward low-end systems which typically carry lower margins. In addition, competitive pricing actions taken by the Corporation in the period also contributed to the decline in product gross margins. The Corporation is addressing the industry trend toward lower product gross margins by continuing to reduce manufacturing costs, eliminating excess capacity, streamlining its product offerings and using externally supplied components and subsystems, where appropriate.

Gross margin on service revenues for fiscal 1993 was $2.6 billion (39% of service revenues), compared with $2.4 billion in fiscal 1992 (38% of service revenues) and $2.2 billion (40% of service revenues) in fiscal 1991. The improvement in service gross margin for fiscal 1993 was due to a higher volume of service revenues and to greater efficiencies in service delivery. The decline in service gross margin as a percentage of service revenues in fiscal 1992 compared with fiscal 1991 was due in part to slow growth in the higher-margin hardware maintenance business and substantially higher growth in newer service offerings such as systems integration, which have relatively lower margins.

Demonstrating the Corporation's efforts to bring research and engineering (R&E) spending in line with industry norms, R&E expenses declined 13% to $1.5 billion, or 10.6% of total operating revenues in fiscal 1993. This compares with $1.8 billion or 12.6% of total operating revenues in fiscal 1992, and $1.6 billion or 11.9% of total operating revenues in fiscal 1991. The decrease in R&E expenses was due to several factors, including the elimination of redundant engineering efforts and streamlined product offerings, which resulted in a reduction in employee population. The Corporation's R&E investment program is focused on maintaining a strong, consistently market-driven product set and on attaining and sustaining technology leadership in selected areas.

RESEARCH AND ENGINEERING

Year                                                                                              $ Millions
- ------------------------------------------------------------------------------------------------------------
93      ******************************************************************************                  1530
92      ****************************************************************************************        1754
91      ***********************************************************************************             1649
90      *********************************************************************************               1614
89      *****************************************************************************                   1525
88      ******************************************************************                              1306
87      ***************************************************                                             1010
86      ******************************************                                                       814
85      *************************************                                                            717
84      ********************************                                                                 631
83      *************************                                                                        472
- ------------------------------------------------------------------------------------------------------------

TOTAL EMPLOYEE POPULATION
- -------------------------

Year                                                                      Thousands
- -----------------------------------------------------------------------------------
93      ***********************************************                          94
92      *******************************************************                 114
91      ************************************************************            121
90      **************************************************************          124
89      ***************************************************************         126
88      *************************************************************           122
87      *******************************************************                 111
86      ***********************************************                          95
85      ********************************************                             89
84      *******************************************                              86
83      ************************************                                     73
- -----------------------------------------------------------------------------------

Fiscal 1993 selling, general and administrative (SG&A) expenses were $4.4 billion (30.9% of total operating revenues), compared with $4.7 billion (33.6% of total operating revenues) in fiscal 1992 and $4.5 billion (32.1% of total operating revenues) in fiscal 1991. The 5% decrease in SG&A expenses in fiscal 1993 was primarily the result of reductions in employee population, complemented by reductions in other overhead costs, and a reduction in expense derived from the repurchase and cancellation of certain outstanding stock options.


At the time the repurchase of the options was approved, the Corporation's stock price was substantially below the exercise price of the options.
The Corporation believed that the options were providing limited, if any, incentive value to optionholders and no longer enhanced the Corporation's ability to retain their services over the remaining option period, yet the Corporation was required to continue recognizing annual compensation expense associated with the options. After evaluating various alternatives, the Corporation concluded that the repurchase and cancellation of the options was in the best interests of the Corporation and the optionholders (see Note K).


The Corporation has and will continue its efforts to streamline selling and administrative practices, reduce costs and increase productivity. As part of this effort, the Corporation is emphasizing and continues to derive an
increasing portion of product sales from indirect and   telemarketing channels.
In addition, during fiscal 1993, the Corporation implemented competitive incentive compensation programs for its sales force in selected countries and is expanding these programs to include essentially all countries by the end of fiscal 1994. Fiscal 1992 SG&A expenses increased $209 million compared with fiscal 1991, due principally to the acquisitions of Digital-Kienzle and the Philips Information Systems Division (see Note J).


In order to implement plans designed to achieve a competitive cost structure, the Corporation absorbed restructuring charges of $1.5 billion, $1.1 billion and $550 million in fiscal years 1992, 1991 and 1990, respectively, to cover costs of employee separations, facilities consolidations, asset retirements, relocation and related costs (see Note E). The Corporation has reduced employee population significantly, as noted below, closed or sold a number of businesses, plants and other facilities (approximately 11.4 million square feet) and plans to take further restructuring actions.

During fiscal 1993, the Corporation took a number of actions consistent with the restructuring reserve established at the end of fiscal 1992, discussed below. These actions, totaling $808 million, utilized approximately $630 million of cash, $455 million for employee-related activities and $175 million for facility-related actions, and included a noncash write-off related to property, plant and equipment ($139 million) and other actions for the balance of the amount.

At the end of fiscal 1992, having fully utilized the 1991 restructuring reserve and in response to an unanticipated drop in product sales during the second half of fiscal 1992 and resulting operating losses, additional restructuring plans were formulated. These plans resulted in the establishment of approximately $1.0 billion of reserves related to employee separations and $500 million of reserves related to facilities associated with these employees.

During fiscal 1992, $990 million of restructuring reserves was utilized. Of that amount, cash expenditures were approximately $760 million for employee-related activities and $110 million for facility-related actions; the Corporation also recorded a noncash write-off of $58 million related to property, plant and equipment and the balance covered other actions.

In fiscal 1991, despite the introduction of new products, the Corporation continued to experience essentially flat product sales, unforeseen and persistent weakness in the U.S. market, the commencement of slowing economic activity in overseas markets and the intensification of the pervasive change in industry demand to low-end products. As the shift to low-end products further accelerated, price competition intensified. The Corporation's operating income, before restructuring, declined as Selling, General and Administrative costs increased at a rate greater than product sales. Therefore, in the fourth quarter of fiscal 1991, a restructuring reserve of $1.1 billion was provided, of which $550 million was for employee separations and the balance for facility consolidations and equipment retirements and other programs. The reserve included reductions in office space related to employee separations throughout the Corporation.

During fiscal 1991, restructuring actions utilized cash of approximately $385 million for employee-related activities and $60 million for facility-related actions. In addition, a noncash write-off of approximately $59 million related to property, plant and equipment was recorded against the reserve.

Other adjustments to income on the statement of cash flows includes a noncash write-off for property, plant and equipment, related to restructuring, of $139 million, $58 million and $59 million for fiscal 1993, 1992 and 1991, respectively.

As a result of the restructuring activities to date, the Corporation has eliminated an estimated $2 billion of annual operating costs, including approximately $1.8 billion of annual cash expenses related to employee separations, and $200 million of facility operating costs of which approximately one-half is annual cash expense. The Corporation believes that the reserve remaining at the end of fiscal 1993 of $739 million is adequate for presently planned restructuring actions, which will eliminate additional operating costs in fiscal 1994 and beyond.

Of the reserve remaining at the end of fiscal 1993 ($739 million), the Corporation estimates that approximately $600 million of cash will be utilized in fiscal 1994 and beyond. The Corporation further believes its cash balance of $1.6 billion is sufficient for all presently planned restructuring actions.

Total employee population decreased by 19,600 during fiscal 1993. The Corporation had approximately 89,900, 107,900 and 115,100 regular employees at the end of fiscal 1993, 1992 and 1991, respectively, and an additional
4,300, 5,900 and 5,900 temporary and contract workers at the end of fiscal 1993, 1992 and 1991, respectively.



Interest income in fiscal 1993 decreased to $64 million from $96 million in fiscal 1992 and $113 million in fiscal 1991, reflecting lower interest rates and lower average cash balances. Interest expense increased to $51 million in fiscal 1993 from $39 million and $45 million in fiscal 1992 and 1991, respectively. The increase in fiscal 1993 interest expense resulted principally from the issuance of $1 billion of long-term debt during the year.

In fiscal 1993, the Corporation's income tax expense was $27 million on a pre-tax loss of $224 million (see Note C). In fiscal 1992, the Corporation's income tax expense was $232 million on a pre-tax loss of $2.1 billion. The tax expense reflects several factors, including taxes provided for profitable non-U.S. operations and an inability to recognize currently U.S. tax benefits from operating losses.

For fiscal 1993, the Corporation reported a net loss of $251 million, compared with a loss of $2.8 billion and $617 million for fiscal 1992 and 1991, respectively. The fiscal 1992 loss included a $1.5 billion restructuring charge and a one-time charge of $485 million for the cumulative effect of an accounting change.

In November 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 112 - Employers' Accounting for Postemployment Benefits. SFAS No. 112 requires employers to recognize an obligation for benefits provided to employees after employment but before retirement. The Corporation must adopt SFAS No. 112 no later than the end of fiscal 1995. The Corporation has not adopted SFAS No. 112, and has not yet determined the impact of such adoption on the Corporation's consolidated financial position or results of operations. Adoption of SFAS No. 112 will have no cash flow impact on the Corporation.

In February 1992, the FASB issued SFAS No. 109 - Accounting for Income Taxes. The Corporation will adopt SFAS No. 109 in the first quarter of fiscal 1994. SFAS No. 109 requires, among other things, the recognition of a deferred tax asset or liability for estimated future tax effects attributable to temporary differences and carryforwards. Upon adoption, the Corporation expects to recognize additional gross deferred tax assets of approximately $1.9 billion, which will consist primarily of tax benefits associated with net operating loss carryforwards, postretirement benefits and restructuring charges of approximately $1 billion, $360 million and $230 million, respectively. The additional gross assets will be almost entirely offset by valuation allowances, resulting in a one-time benefit of approximately $20 million to the consolidated statement of operations. The adoption of SFAS No. 109 will have no cash flow impact on the Corporation (see Note C).

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

Availability of Funds to Support Current and Future Operations and Spending for Operations

Cash and cash equivalents totaled $1.6 billion, $1.3 billion and $1.9 billion at the end of fiscal 1993, 1992 and 1991, respectively.

Net cash flows from operating activities were $47 million in fiscal 1993 compared with $431 million and $1 billion in fiscal 1992 and 1991, respectively. Fiscal 1993 cash flows from operating activities were primarily the result of improved accounts receivable, offset by restructuring activities, the net loss for the year and decreased accounts payable.

Net cash used for investing activities was $884 million, $981 million and $1 billion in fiscal 1993, 1992 and 1991 respectively. In fiscal 1993, the Corporation completed its purchase of a minority interest in Ing. Olivetti & C. S.p.A. for $288 million (see Note J). Capital expenditures totaled $529 million in fiscal 1993 (including approximately $117 million for the construction of a semiconductor fabrication plant and purchase of equipment in Hudson, Massachusetts), compared with $710 million and $738 million in fiscal 1992 and 1991, respectively. The Corporation intends to continue making investments in support of its objective of sustaining technology leadership in selected areas. As a result, the Corporation expects that its capital expenditures for fiscal 1994 will be somewhat greater than for fiscal 1993, including an estimated $175 million for the Hudson project. This project has an anticipated total cost of $425 million, with a remaining $123 million to be expended in fiscal 1995 and 1996.

The Corporation disposed of property, plant and equipment and other assets in fiscal 1993, generating approximately $68 million in cash proceeds compared with $15 million in fiscal 1992.

Cash flows from financing activities were $1.1 billion, ($36) million and ($99) million in fiscal 1993, 1992 and 1991, respectively. The principal financing activity in fiscal 1993 was the issuance of $1 billion in aggregate principal amount of notes and debentures under the Corporation's $1 billion shelf registration statement filed during the first quarter of fiscal 1993 (see note
F). The Corporation also received $196 million during fiscal 1993 from the issuance of common stock under the Corporation's stock purchase plans compared with $232 million and $240 million in fiscal 1992 and 1991, respectively.

Total debt was $1.04 billion, $91 million and $173 million at the end of fiscal 1993, 1992 and 1991, respectively. At the end of fiscal 1993, substantially all of the available lines of credit were unused, including a three-year $750 million committed credit facility, entered into by the Corporation with a syndicate of banks in May 1993.

The Corporation historically has maintained a conservative capital structure, and believes that its current cash position and debt capacity are adequate to support current and future operations.

Investments in Property, Plant and Equipment
Depreciation Expense


Year                                                                                              $ Millions
- ------------------------------------------------------------------------------------------------------------
93      **********************************                                                               529
        +++++++++++++++++++++++++++++++++++++++++++                                                      699
92      ********************************************                                                     710
        +++++++++++++++++++++++++++++++++++++++++++++                                                    733
91      **********************************************                                                   738
        ++++++++++++++++++++++++++++++++++++++++++++++++                                                 772
90      **************************************************************                                  1028
        +++++++++++++++++++++++++++++++++++++++++++++++                                                  759
89      ****************************************************************************                    1223
        +++++++++++++++++++++++++++++++++++++++++                                                        659
88      *****************************************************************************************       1518
        +++++++++++++++++++++++++++++++++                                                                516
87      **********************************************                                                   748
        ++++++++++++++++++++++++++++                                                                     435
86      ************************************                                                             564
        +++++++++++++++++++++++++                                                                        384
85      *************************************                                                            572
        +++++++++++++++++++++                                                                            315
84      *****************************                                                                    452
        +++++++++++++++++                                                                                253
83      ***************************                                                                      419
        ++++++++++++++                                                                                   203
- ------------------------------------------------------------------------------------------------------------

++++ Depreciation
**** Investments

                                                                         Page 33
Report of Management


The Corporation's management is responsible for the preparation of the financial statements in accordance with generally accepted accounting principles and for the integrity of all the financial data included in this annual report.
In preparing the financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being reported.

Management maintains a system of internal accounting controls that is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed and recorded in accordance with management's policies for conducting its business. This system includes policies which require adherence to ethical business standards and compliance with all laws to which the Corporation is subject. The internal controls process is continuously monitored by direct management review and an internal audit program under which periodic independent reviews are made.

The Corporation's independent public accountants annually review the accounting and control systems of the Corporation. Their audit includes a review of the internal control structure to the extent they consider necessary and selective tests of transactions to support their report.

The Board of Directors, through its Audit Committee, which is composed of three Board members who are independent of management, is responsible for determining that management fulfills its responsibility with respect to the Corporation's financial statements and the system of internal accounting controls.

The Audit Committee meets regularly with representatives of management, the independent accountants and the Corporation's internal auditors to review audits, financial reporting, and internal control matters, and when appropriate, meets with the Corporation's outside counsel on relevant matters. The independent accountants and the internal auditors have full and free access to the Audit Committee and regularly meet privately with the Audit Committee.

Coopers & Lybrand, independent accountants, have been engaged by the Audit Committee of the Board of Directors, with the approval of the stockholders, to audit the Corporation's financial statements. Their report follows.



/a/ Robert B. Palmer
    President and Chief Executive Officer


/a/ William M. Steul
    Vice President, Finance and Chief Financial Officer

Item 8.  Financial Statements and Supplementary Data

                                                                         Page 34
Report of Independent Accountants

To The Stockholders and Directors,
Digital Equipment Corporation

We have audited the accompanying consolidated balance sheets of Digital Equipment Corporation as of July 3, 1993 and June 27, 1992, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three fiscal years in the period ended July 3, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Equipment Corporation as of July 3, 1993 and June 27, 1992, and the consolidated results of its operations and cash flows for each of the three fiscal years in the period ended July 3, 1993, in conformity with generally accepted accounting principles.

As discussed in Note G to the consolidated financial statements, the Corporation changed its method of accounting for postretirement benefits other than pensions in fiscal 1992.



/a/ Coopers & Lybrand

    Boston, Massachusetts
    July 28, 1993

Consolidated Statements of Operations

(in thousands except per share data)
                                                                       Year Ended
- -----------------------------------------------------------------------------------
                                        July 3, 1993   June 27, 1992  June 29, 1991
- -----------------------------------------------------------------------------------
Revenues (Notes A and B)
Product sales                          $ 7,587,994     $  7,696,029    $ 8,298,515
Service and other revenues               6,783,375        6,234,843      5,612,489
                                        ------------------------------------------
Total operating revenues                14,371,369       13,930,872     13,911,004
                                        ------------------------------------------
Costs and Expenses (Notes A, G and K)
Cost of product sales                    4,464,445        4,248,118      3,905,355
Service expense and cost of
    other revenues                       4,166,946        3,883,705      3,373,025
Research and engineering
    expenses                             1,530,119        1,753,898      1,649,380
Selling, general and
    administrative expenses              4,447,160        4,680,822      4,471,629
Restructuring charges (Note E)               -            1,500,000      1,100,000
                                        ------------------------------------------
Operating loss                            (237,301)      (2,135,671)      (588,385)
                                        ------------------------------------------
Interest Income                             63,831           96,176        113,221
Interest expense                            50,837           38,517         44,556
                                        ------------------------------------------
Loss before income taxes and
    cumulative effect of change
    in accounting principle               (224,307)       (2,078,012)     (519,720)
Provision for income taxes
    (Notes A and C)                         27,023           232,000        97,707
                                        ------------------------------------------
Loss before cumulative effect of
    change in accounting
    principle                             (251,330)      (2,310,012)      (617,427)
Cumulative effect of change in
    accounting principle,
    net of tax (Note G)                         -           485,495            -
                                        ------------------------------------------
Net Loss                               $  (251,330)     $(2,795,507)   $  (617,427)
                                        ------------------------------------------
Per Share (Note A)
Loss before cumulative effect of
    change in accounting
    principle                          $     (1.93)     $   (18.50)    $     (5.08)
Cumulative effect of change
    in accounting principle                   -              (3.89)          -
                                        ------------------------------------------
Net Loss per Share (Note A)            $     (1.93)     $   (22.39)    $     (5.08)
                                        ------------------------------------------
Weighted average shares
    outstanding (Note A)                   130,409          124,864        121,558
- -----------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                                                         Page 36

Consolidated Balance Sheets

(in thousands)
- --------------------------------------------------------------------------------
                                            July 3, 1993    June 27,1992
- --------------------------------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents (Note A)          $ 1,643,195     $ 1,337,172
Accounts receivable, net of allowance of
     $110,764 and $129,686                    3,020,252       3,594,268
Inventories (Note A)
Raw materials                                   331,506         264,871
Work-in-process                                 502,200         495,632
Finished goods                                  921,434         853,531
                                            ---------------------------
Total inventories                             1,755,140       1,614,034
Prepaid expenses and deferred income
     taxes (Note C)                             463,928         575,364
                                            ---------------------------
Total current assets                          6,882,515       7,120,838
                                            ---------------------------
Property, Plant and Equipment (Note A)
Land                                            363,264         372,989
Buildings                                     1,887,211       1,871,710
Leasehold improvements                          532,369         592,971
Machinery and equipment                       4,410,586       4,835,454
                                            ---------------------------
Total property, plant and equipment           7,193,430       7,673,124
Less accumulated depreciation                 4,015,139       4,103,422
                                            ---------------------------
Net property, plant and equipment             3,178,291       3,569,702
                                            ---------------------------
Other assets (Notes A, C, D and J)              889,537         593,769
                                            ---------------------------
Total assets                                $10,950,343     $11,284,309
- --------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities
Bank loans and current portion of
     long-term debt (Note F)                $    21,335     $    49,061
Accounts payable                                822,434       1,041,300
Income taxes payable (Note C)                    57,614          63,725
Salaries, wages and related items               556,151         551,727
Deferred revenues and customer advances
     (Note A)                                 1,138,323       1,208,635
Restructuring reserve (Note E)                  738,989       1,546,904
Other current liabilities                       583,868         644,696
                                        --------------------------------------
Total current liabilities                     3,918,714       5,106,048
Deferred income taxes (Note C)                     -             23,033
Long-term debt (Note F)                       1,017,577          41,636
Postretirement benefits (Note G)              1,128,653       1,182,658
                                        --------------------------------------
Total liabilities                             6,064,944       6,353,375
Commitments (Note H)

Stockholders' Equity (Notes K, L and M)
Common stock, $1.00 par value;
  authorized 450,000,000 shares;
   issued 135,489,805 shares and
   130,008,231 shares                           135,490         130,008
Additional paid-in capital                    2,851,960       2,692,444
Retained earnings                             1,937,627       2,282,688
Treasury stock at cost; 497,551 shares and
     2,193,014 shares                           (39,678)       (174,206)
                                        --------------------------------------
Total stockholders' equity                    4,885,399       4,930,934
                                        --------------------------------------
Total liabilities and stockholders' equity  $10,950,343     $11,284,309
- --------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                                                         Page 37

Consolidated Statements of Cash Flows

(in thousands)
                                                                       Year Ended
- -----------------------------------------------------------------------------------------
                                              July 3, 1993  June 27, 1992    June 29, 1991
- -----------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                       $ (251,330)  $(2,795,507)     $ (617,427)
                                             --------------------------------------------
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation                                      698,631       732,536         772,310

Amortization                                      139,552       100,292          56,250
Other adjustments to income                       185,617       269,095         189,077

(Increase)/decrease in accounts receivable        574,016       (86,163)        105,977

(Increase)/decrease in inventories               (141,106)      155,881          18,616
(Increase)/decrease in prepaid expenses           (26,552)       42,908         (47,239)
Increase/(decrease) in accounts payable          (218,866)      277,918         (17,694)
Increase/(decrease) in taxes                       75,590        55,142        (105,614)
Increase/(decrease) in salaries, wages,
     benefits and related items                   (49,581)    1,115,240          74,982
Increase/(decrease) in deferred revenues
     and customer advances                        (70,312)      101,421          92,222
Increase/(decrease) in restructuring reserve     (807,915)      510,200         593,160

Decrease in other current liabilities             (60,828)      (48,259)        (73,719)
                                             --------------------------------------------
Total adjustments                                 298,246     3,226,211       1,658,328
                                             --------------------------------------------
Net cash flows from operating activities           46,916       430,704       1,040,901
                                             --------------------------------------------
Cash Flows from Investing Activities
Investment in property, plant, and equipment     (528,691)     (710,436)       (737,548)
Proceeds from the disposition of
     property, plant, and equipment                46,049        15,141             -
Investment in other assets (Note J)              (423,573)     (139,459)        (55,782)
Proceeds from the disposition of other assets      22,100           -               -
Business acquisitions, net of cash
     acquired (Note J)                                -        (146,387)       (233,261)
                                             --------------------------------------------
Net cash flows from investing activities.        (884,115)     (981,141)     (1,026,591)
                                             --------------------------------------------
Net cash flows from operating and
     investing activities                        (837,199)     (550,437)         14,310
                                             --------------------------------------------
Cash Flows from Financing Activities
Proceeds from issuance of debt                    984,482        25,821          14,249
Payments to retire debt                           (36,860)     (108,472)       (112,426)
Purchase of treasury shares                           -        (185,292)       (240,719)
Issuance of common shares and treasury shares,
     including tax benefits                       195,600       231,502         239,653
                                             --------------------------------------------
Net cash flows from financing activities        1,143,222       (36,441)        (99,243)
                                             --------------------------------------------
Net increase/(decrease) in cash and cash
     equivalents                                  306,023      (586,878)        (84,933)
Cash and cash equivalents at beginning
     of year                                    1,337,172     1,924,050       2,008,983
                                             --------------------------------------------
Cash and cash equivalents at end of year       $1,643,195   $ 1,337,172      $1,924,050

- -----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                                                         Page 38

Consolidated Statements of Stockholders' Equity
                                                           Additional                                   Total
                                                Common     Paid-in      Retained       Treasury        Stockholders'
(in thousands)                                  Stock      Capital      Earnings          Stock        Equity
- ----------------------------------------------------------------------------------------------------------------------------
June 30, 1990                                   $130,008    $2,565,487    $6,257,199      $(770,780)   $8,181,914
- ----------------------------------------------------------------------------------------------------------------------------
Purchase of 3,700,000 shares of treasury stock                                             (240,719)     (240,719)
Shares issued under stock plans                                             (294,917)       524,334       229,417
Restricted stock plans, charge to operations                    60,419                                     60,419
Tax benefits related to stock plans                             10,235                                     10,235
Net loss-1991                                                               (617,427)                    (617,427)
- ----------------------------------------------------------------------------------------------------------------------------
June 29, 1991                                   $130,008    $2,636,141    $5,344,855      $(487,165)   $7,623,839
- ----------------------------------------------------------------------------------------------------------------------------
Purchase of 3,014,083 shares of treasury stock                                             (185,292)     (185,292)
Shares issued under stock plans                                             (266,660)       498,251       231,591
Restricted stock plans, charge to operations                    56,303                                     56,303
Net loss-1992                                                             (2,795,507)                  (2,795,507)
- ----------------------------------------------------------------------------------------------------------------------------
June 27, 1992                                   $130,008    $2,692,444    $2,282,688      $(174,206)   $4,930,934
- ----------------------------------------------------------------------------------------------------------------------------
Shares issued under stock plans                    5,482       149,321       (93,731)       134,528       195,600
Restricted stock plans, charge to operations                    42,038                                     42,038
Repurchase unexercised option shares                           (31,843)                                   (31,843)
Net loss-1993                                                               (251,330)                    (251,330)
- ----------------------------------------------------------------------------------------------------------------------------
July 3, 1993                                    $135,490    $2,851,960    $1,937,627      $ (39,678)   $4,885,399
- ----------------------------------------------------------------------------------------------------------------------------

See Notes K, L and M in the Notes to Consolidated Financial Statements. Cash dividends have never been paid by the Corporation.

The accompanying notes are an integral part of these financial statements.

                                                                         Page 39
Notes to Consolidated Financial Statements

Note A - Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements of the Corporation include the financial statements of the parent and its U.S. and non-U.S. subsidiaries. All intercompany accounts and profits have been eliminated. Certain prior years' amounts have been reclassified to conform with current year presentation.

Fiscal Year - The fiscal year of the Corporation is the fifty-two/fifty-three week period ending the Saturday nearest the last day of June. The fiscal year ended July 3, 1993 includes 53 weeks. The fiscal years ended June 27, 1992 and June 29, 1991 include 52 weeks.

Translation of Foreign Currencies - For non-U.S. operations, the U.S. dollar is the functional currency. Monetary assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates. Nonmonetary assets such as inventories and property, plant and equipment are translated at historical rates. Income and expense items are translated at average exchange rates prevailing during the year, except that inventories and depreciation
charged to operations are translated    at historical rates. Exchange gains and
losses arising from translation are included in current income.

The Corporation enters into forward foreign exchange contracts to delay the short-term impact of foreign currency fluctuations on operations and the asset and liability positions of non-U.S. subsidiaries. The gains and losses on these contracts are included in income when the operating revenues and expenses are recognized and, for assets and liabilities, in the period in which the exchange rates change. The cash flows related to these gains and losses are classified in the statement of cash flows, as part of cash flows from operating activities. See Note I for information on the Corporation's other financial instruments.

Revenue Recognition - Revenues from product sales are recognized at the time the product is shipped. Service and other revenues are recognized ratably over the contractual period or as the services are performed.

Warranty - Warranty revenues are recognized ratably over the warranty period; warranty related costs are recognized as service expense as incurred. The Corporation also provides warranty coverage as a product attribute on certain products. Estimated costs to repair such products are accrued as product cost when the product is shipped.

Net Income/(Loss) per Share - Per share amounts are calculated based on the weighted average number of common shares and common share equivalents outstanding during periods of net income. Common share equivalents are attributable to stock options. Per share amounts are calculated based only on the weighted average number of common shares during periods of net loss.

Cash Equivalents - The Corporation considers all highly liquid temporary cash investments with maturities of three months or less at date of acquisition to be cash equivalents. Cash equivalents are valued at cost plus accrued interest, which approximates market.

Taxes - In general, the Corporation's practice is to reinvest the earnings of its foreign subsidiaries in those operations and repatriation of retained earnings is done only when it is advantageous to do so. Applicable taxes are provided only on amounts planned to be remitted.

Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.


Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation expense is computed principally on the following bases:

Classification                Depreciation Lives
                              and Methods
- ------------------------------------------------------------------------------
Buildings                     33 years (straight-line)

Leasehold                     Life of assets or term of lease,
Improvements                  whichever is shorter (straight-line)

Machinery and
Equipment                     3 to 10 years (accelerated methods)
- ------------------------------------------------------------------------------

Other Assets - Other assets includes equity investments, capitalized software development costs, goodwill, deferred taxes and other intangible assets.

Goodwill and other intangible assets are amortized on the straight-line method over their estimated lives, but not in excess of 15 years.

Software development costs are capitalized beginning at the time that technical feasibility is established. These costs are amortized over three years from the date the products are available for general use.

                                                                         Page 40

Note B - Geographic Operations

(in thousands)
                                                                       Year Ended
- -----------------------------------------------------------------------------------
                                    July 3, 1993    June 27, 1992    June 29, 1991
- -----------------------------------------------------------------------------------
Net Revenues
United States:
Unaffiliated customer sales          $ 5,219,276      $ 5,154,159    $ 5,586,492
Inter-area transfers                   1,793,832        1,900,455      2,200,684
                                     ----------------------------------------------
                                       7,013,108        7,054,614      7,787,176
                                     ----------------------------------------------
Europe:
Unaffiliated customer sales            6,973,709        6,751,222      6,216,746
Inter-area transfers                     633,935          520,953        278,544
                                     ----------------------------------------------
                                       7,607,644        7,272,175      6,495,290
                                     ----------------------------------------------
Canada, Asia, Americas, Pacific Rim:
Unaffiliated customer sales            2,178,384        2,025,491      2,107,766
Inter-area transfers                   1,378,870        1,168,956      1,269,327
                                     ----------------------------------------------
                                       3,557,254        3,194,447      3,377,093
                                     ----------------------------------------------
Eliminations                          (3,806,637)      (3,590,364)    (3,748,555)
                                     ----------------------------------------------
Net revenues                         $14,371,369      $13,930,872    $13,911,004
- --------------------------------------------------------------------------------
Income/(Loss)
United States                        $  (363,454)     $(1,971,032)   $  (976,651)
Europe                                    12,446         (184,951)       474,180
Canada, Asia, Americas, Pacific Rim      115,091           68,313        142,622
Eliminations                              (1,384)         (48,001)      (228,536)
                                     ----------------------------------------------
Operating loss                          (237,301)      (2,135,671)      (588,385)
                                     ----------------------------------------------
Interest income                           63,831           96,176        113,221
Interest expense                          50,837           38,517         44,556
                                     ----------------------------------------------
Loss before income taxes and
     cumulative effect of
     change in accounting principle  $  (224,307)     $(2,078,012)   $  (519,720)
- --------------------------------------------------------------------------------
Assets
United States                        $ 4,202,395      $ 4,766,206    $ 5,124,445
Europe                                 4,910,165        5,195,715      4,706,122
Canada, Asia, Americas, Pacific Rim    1,730,754        1,854,167      1,576,413

Corporate assets                       1,444,259        1,183,387      1,728,959
Eliminations                          (1,337,230)      (1,715,166)    (1,261,236)
                                     ----------------------------------------------
Total assets                         $10,950,343      $11,284,309    $11,874,703
- --------------------------------------------------------------------------------

                                                                         Page 41
Note B - Geographic Operations (continued)

Industry - The Corporation operates in one business segment: the design, manufacture, and service of networked computer systems.

Non-U.S. Operations - Sales and marketing operations outside the United States are conducted principally through sales subsidiaries in Canada, Europe, Central and South America, Asia and the Pacific Rim; by direct sales from the parent corporation and through various representative distributorship arrangements and value-added resellers. The Corporation's non-U.S. manufacturing operations include plants in the Americas, Europe and the Pacific Rim. The products of these manufacturing plants are sold to the Corporation's sales subsidiaries, the parent corporation or other manufacturing plants for further processing.

Intercompany transfers between geographic areas are accounted for at prices which are intended to be representative of unaffiliated party transactions.

Sales to unaffiliated customers outside the United States, including U.S. export sales, were $9.2 billion, $8.8 billion and $8.4 billion for the years ended July 3, 1993, June 27, 1992 and June 29, 1991, respectively, which represented 64%, 63% and 60%, respectively, of total operating revenues. The retained earnings of substantially all of the Corporation's international subsidiaries have been reinvested to support operations. These accumulated retained earnings, before elimination of intercompany transactions, aggregated $4.0 billion, $3.6 billion and $4.3 billion at July 3, 1993, June 27, 1992 and June 29, 1991, respectively.

Note C - Income Taxes
- --------------------------------------------------------------------------------
Income/(loss) before income taxes for U.S. and non-U.S. operations (in thousands)
- --------------------------------------------------------------------------------
Year Ended                    July 3,1993        June 27, 1992     June 29, 1991
- --------------------------------------------------------------------------------
U.S.                          $(383,808)          $(1,934,186)       $(803,205)
Non-U.S.                        159,501              (143,826)         283,485
Total                         $(224,307)          $(2,078,012)       $(519,720)
- --------------------------------------------------------------------------------

Reconciliation of U.S. federal statutory rate to actual tax rate
- ----------------------------------------------------------------------------------------
Year Ended                                    July 3,1993   June 27, 1992  June 29, 1991
- ----------------------------------------------------------------------------------------
U.S. federal statutory tax (benefit) rate       (34.0)%        (34.0)%        (34.0)%
Tax benefit of manufacturing operations in:(a)
  Puerto Rico                                    (8.1)           1.7           (2.6)
  Ireland                                       (16.0)          (3.4)         (15.6)
  Singapore                                      (7.8)           0.0           (2.9)
  Taiwan                                         (0.1)          (0.1)          (0.8)
Benefit not recorded due to net loss
     carryforward position                       60.5           31.5           60.4
Non-U.S. tax rates, net of foreign tax credits   20.8           16.7           19.3
Other                                            (3.3)          (1.2)          (5.0)
- ----------------------------------------------------------------------------------------
Effective tax rate                               12.0%          11.2%          18.8%
- ----------------------------------------------------------------------------------------

Note (a) The income from products manufactured for export by the Corporation's manufacturing subsidiary in Ireland is subject to a 10% tax rate through December 2010. The income from certain products manufactured by the Corporation's manufacturing subsidiary in Singapore is taxed at approximately 3% through December 1993 and then at 13.5% through December 1995. The income from certain products manufactured by the Corporation's subsidiary operating in Taiwan is subject to a reduced tax rate of 20% through June 1997.  During fiscal year 1993, the
Corporation discontinued its manufacturing operation in Puerto Rico.

At July 3, 1993, the Corporation had net operating loss carryforwards of approximately $4.8 billion for financial reporting purposes which generally will begin to expire in 2007. In addition, the Corporation has not recognized income tax credits of approximately $100,000,000 which will begin to expire in 2001.

Included in prepaid expenses and deferred income taxes on the consolidated balance sheets are current net deferred tax assets of $84,806,000 and $222,794,000 for fiscal years 1993 and 1992, respectively. Included in other assets on the consolidated balance sheet for fiscal 1993 are long-term net deferred tax assets of $33,254,000.

Components of provisions for (benefits from) U.S. federal and non-U.S. income taxes (in thousands)
                                                                       Year Ended
- -----------------------------------------------------------------------------------
                                 July 3, 1993 June 27, 1992  June 29, 1991
- -----------------------------------------------------------------------------------
U.S. federal:
Current                           $  (5,023)    $(155,883)    $(234,968)
Deferred                            (19,871)      107,249       205,905
                                  -------------------------------------------------
Total                               (24,894)      (48,634)      (29,063)
                                  -------------------------------------------------
Non-U.S.:
Current                             (57,525)       92,794       262,803
Deferred                            103,497       183,998      (124,642)
                                  -------------------------------------------------
Total                                45,972       276,792       138,161
                                  -------------------------------------------------
State income taxes                    5,945         3,842       (11,391)
                                  -------------------------------------------------
Total income taxes                 $ 27,023      $232,000     $  97,707
- -----------------------------------------------------------------------------------

Deferred tax expense - sources of timing differences and their tax effect
(in thousands)
                                                                       Year Ended
- -----------------------------------------------------------------------------------
                                    July 3, 1993   June 27, 1992  June 29, 1991
- -----------------------------------------------------------------------------------
Inventory related transactions         $ 211,972      $ 81,840      $ (39,004)
Deferred warranty revenue                  3,438        12,882          1,966
Depreciation                            (151,722)       90,269          7,014
Postretirement benefits                 (122,633)      (26,151)        19,977
Restructuring                            320,337      (193,834)      (233,539)
Benefit not recorded due to net loss
     carryforward position              (130,550)      246,872        347,080
Other                                    (47,216)       79,369        (22,231)
                                       --------------------------------------------
Total deferred tax expense             $  83,626      $291,247      $  81,263
- -----------------------------------------------------------------------------------

In connection with its normal examination of the Corporation's 1989, 1990 and 1991 tax returns, the Internal Revenue Service has proposed adjustments. The Corporation believes its judgments in these matters have been appropriate and any adjustments which might result would not have a material effect on the financial statements.

In fiscal years 1993, 1992 and 1991, income taxes paid were $53,889,000, $144,620,000 and $186,090,000, respectively.


In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109 - Accounting for Income Taxes. The Corporation will adopt SFAS No. 109 in the first quarter of fiscal 1994.
SFAS No. 109 requires, among other things, the recognition of a deferred tax asset or liability for estimated future tax effects attributable to temporary differences and carryforwards. Upon adoption, the Corporation expects to recognize additional gross deferred tax assets of approximately $1.9 billion, which will consist primarily of tax benefits associated with net operating loss carryforwards, postretirement benefits and restructuring charges of approximately $1 billion, $360,000,000 and $230,000,000, respectively. The additional gross assets will be almost entirely offset by valuation allowances, resulting in a one-time benefit of approximately $20,000,000 to the consolidated statement of operations. The adoption of SFAS No. 109 will have no cash flow impact on the Corporation.

See Note A for further explanation of the Corporation's income tax accounting policies.

                                                                         Page 43
Note D - Capitalized Computer Software Development Costs

Unamortized computer software development costs were $138,024,000 and $133,800,000 at July 3, 1993 and June 27, 1992, respectively. Amortization expense was $68,978,000, $63,956,000 and $44,424,000 for the years ended July 3,
1993, June 27, 1992 and June 29, 1991, respectively. Accumulated amortization was $168,845,000 and $186,051,000 at July 3, 1993 and June 27, 1992,
respectively.

Note E - Restructuring Actions

Since fiscal year 1990, the Corporation has recorded restructuring charges of $3.15 billion.

During fiscal year 1993, the Corporation took a number of actions consistent with the previously recorded reserves, including employee separations, and the sale or closing of facilities. Other operations continue to be moved from leased to owned facilities, and consolidated where appropriate.

Note F - Debt

Long-term debt, exclusive of current maturities (in thousands):
- -------------------------------------------------------------------------------------------------------------
                                             Maturity Date
                                            (Calendar Year)     Interest Rate   July 3, 1993    June 27, 1992
- -------------------------------------------------------------------------------------------------------------
Lease obligations                               1994-2002        6.81%-19% (a)  $   24,578          $27,405

Notes (b)                                       1997             7%                250,000               -

Notes (b)                                       2002             7 1/8%            250,000               -

Debentures (b)                                  2012             8 5/8%            250,000               -

Debentures (b)                                  2023             7 3/4%            250,000               -

Unamortized discount and commissions (b)                                           (16,183)              -

Other debt obligations                                                               9,182           14,231
                                                -------------------------------------------------------------
Total long-term debt,
exclusive of current maturities.                                                $1,017,577          $41,636
- -------------------------------------------------------------------------------------------------------------

Note (a) Weighted average interest rate at July 3, 1993 and June 27, 1992 of 8.7% and 10.7%, respectively.
Note (b) The Notes and Debentures are not redeemable prior to maturity and are not entitled to any sinking fund.
         The unamortized discount and commissions relate to these Notes and Debentures.


Principal payments during the next five fiscal years are as follows: 1994 - $4,764,000; 1995 - $6,046,000; 1996 - $6,376,000; 1997 - $6,446,000; 1998 -
$257,004,000.

In fiscal years 1993, 1992 and 1991, interest paid was $37,123,000, $43,494,000 and $42,605,000, respectively.

Based primarily on dealer quotes, the fair value of long-term borrowings was approximately $1.1 billion at July 3, 1993.

The Corporation had lines of credit available for short-term and medium-term financing totaling $1.2 billion and $.9 billion at fiscal years ended July 3, 1993 and June 27, 1992, respectively. Substantially all of these lines of credits were unused at the end of fiscal 1993 and 1992.

Included in the above lines of credit is a three-year $750,000,000 committed credit facility, entered into by the Corporation with a syndicate of banks in May 1993. The facility may be used for general corporate purposes and is subject to satisfaction of certain financial covenants and annual facility fees of 0.175%. The commitment fees on the remaining unused lines are neither material nor significant.

In connection with the long-term debt issued in fiscal year 1993, the Corporation, on occasion, may enter into interest rate swap agreements. As a result of these agreements, the effective interest rate on the Notes and Debentures would differ from the stated interest rates. There were no interest rate swaps in effect at July 3, 1993.

                                                                         Page 44
Note G - Postretirement Benefits

Pension Plans - The Corporation and its subsidiaries have defined benefit and defined contribution pension plans covering substantially all employees. The benefits are based on years of service and compensation during the employee's career. Pension cost is based on estimated benefit payment formulas.

It has been the Corporation's policy to make tax-deductible contributions to the plans in accordance with local laws. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. For the U.S. pension plan, there were no contributions in the fiscal years 1993, 1992 or 1991 due to the full funding limit of the Omnibus Budget Reconciliation Act of 1987. The assets of the plans include corporate equity and debt securities, government securities and real estate.

The Corporation's fiscal year 1993 pension cost, before curtailment gains, declined reflecting the positive effects of restructuring activities. The Corporation recognized a one-time charge of $161,658,000 in fiscal 1992 for special early retirement pension benefits as a component of restructuring costs. The net periodic pension cost for defined contribution pension plans was $7,944,000, $11,202,000, and $11,398,000 for the fiscal years ended July 3,
1993, June 27, 1992 and June 29, 1991, respectively. The measurement dates for all plans were within 90 days of year-end.


Components of net periodic pension cost (in thousands)
                                                                     Year Ended
- -------------------------------------------------------------------------------
                                   July 3, 1993   June 27, 1992  June 29, 1991
- -------------------------------------------------------------------------------
Service cost for benefits earned
     during the period              $ 192,546      $ 234,842     $ 239,238
Interest cost on projected benefit
     obligations                      201,203        180,898       163,007
Actual return on plan assets         (291,127)      (166,055)      (38,524)
Net amortization and deferral          79,421        (47,927)     (160,731)
Curtailment gains                        -          (138,100)     (157,000)
                                    -------------------------------------------
Net periodic pension cost for
     defined benefit pension plans  $ 182,043      $  63,658     $  45,990
                                    -------------------------------------------
Total net periodic pension
     cost for all pension plans     $ 189,293      $  87,833     $  67,102
- -------------------------------------------------------------------------------

Significant actuarial assumptions for pension plans
                                                                     Year Ended
- -------------------------------------------------------------------------------
                                   July 3, 1993   June 27, 1992  June 29, 1991
- -------------------------------------------------------------------------------
U.S. pension plan:
Discount rate                      8.0%           8.5%          9.0%
Expected long-term rate of return
     on plan assets                9.0%           9.0%          9.5%
Rate of increase in future
     compensation levels           6.0%           6.5%          6.8%

Non-U.S. pension plans:
Discount rate                      5.0- 9.0%      5.0- 9.0%     5.0- 9.5%
Expected long-term rate of return
     on plan assets                6.0-10.0%      6.0-10.0%     6.0-10.0%
Rate of increase in future
     compensation levels           3.5- 7.5%      4.8- 8.0%     5.0- 8.0%

                                                                         Page 45

Note G - Postretirement Benefits (continued)

Funded status of pension plans as of the year-end measurement date
(in thousands)
- -------------------------------------------------------------------------------------
Year Ended                                              July 3, 1993    June 27, 1992
Actuarial present value of benefit obligations:
Vested benefit obligation                               $(1,321,322)     $(1,397,318)
                                                        -----------------------------
Accumulated benefit obligation                          $(1,497,035)     $(1,582,385)
                                                        -----------------------------
Projected benefit obligation                            $(2,606,673)     $(2,761,783)
Plan assets at fair value                                 2,536,614        2,671,657
                                                        -----------------------------
Plan assets less than projected benefit obligation          (70,059)         (90,126)
Contributions made after measurement
     date but before end of fiscal year                       2,916            3,811
Unrecognized net gain                                      (275,390)        (130,372)
Unrecognized prior service cost                              67,427           47,842
Unrecognized net transition asset                           (78,597)        (107,443)
                                                        -----------------------------
Pension liability recognized on the balance sheet       $  (353,703)     $  (276,288)
- -------------------------------------------------------------------------------------


Postretirement Benefits Other Than Pensions - The Corporation has defined benefit postretirement plans that provide medical, dental, and life insurance benefits for U.S. retirees and their eligible dependents. Substantially all of the Corporation's U.S. employees may become eligible for postretirement benefits if they reach retirement age while working for the Corporation. The majority of the Corporation's non-U.S. subsidiaries do not offer postretirement benefits other than pensions to retirees.

The Corporation's postretirement benefits plans other than pensions are funded as costs are incurred. Fiscal 1993 expense reflects a reduction from the prior year resulting from cost sharing changes. Retiree contributions for the U.S. medical plan will be based on length of service for employees retiring after fiscal 1993.

The Corporation adopted Statement of Financial Accounting Standards No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions in fiscal year 1992 and elected to recognize the cumulative effect immediately for its U.S. and material non- U.S. plans, which resulted in a charge of $485,495,000, net of tax benefits of $4,188,000, to fiscal 1992 results. Postretirement benefits costs totaled $6,400,000 for the year ended June 29, 1991 and were recognized as expense as claims were paid.

The Corporation also recognized a one-time charge of $142,985,000 in fiscal year 1992 for special early postretirement benefits other than pensions as a component of restructuring costs.




Components of net periodic postretirement benefits costs (in thousands)
- --------------------------------------------------------------------------------
Year Ended                                  July 3, 1993    June 27, 1992
- --------------------------------------------------------------------------------
Service cost for benefit earned during
     the period                               $ 25,560        $37,543
Interest cost on accumulated postretirement
     benefits obligations                       50,915         42,525
Actual return on plan assets                      -               -
Net amortization and deferral                   (8,538)           -
Curtailment gains                              (30,000)           -
                                              ----------------------------------
Net periodic postretirement benefits cost$      37,937        $80,068
- --------------------------------------------------------------------------------

                                                                         Page 46

Note G - Postretirement Benefits (continued)

Significant actuarial assumptions for other postretirement benefits plans

(dollars in thousands)
- ------------------------------------------------------------------------------------------------
Year Ended                                              July 3, 1993    June 27, 1992
- ------------------------------------------------------------------------------------------------
U.S. plans:
Discount rate                                                8.0%            8.5%
Health care cost trend rate, current year                   10.6%           13.8%
Health care cost trend rate, ultimate year                   6.0%            6.0%
Trend rate decreases to the ultimate rate in the year       2005            2005
Effect of a 1% increase in the trend rate:
  Increase in accumulated postretirement
     benefits obligation                                $137,913        $148,386
  Increase in net periodic postretirement benefits cost $ 17,598        $ 19,674

Non-U.S. plans:
Discount rate                                           5.0- 8.5%       5.0- 8.5%
Health care cost trend rate, current year               5.0-13.0%       5.0-14.0%
Health care cost trend rate, ultimate year              5.0- 7.0%       5.0- 7.0%
Trend rates decrease to the ultimate rates in the years 1993-2050       1992-2050

Effect of a 1% increase in the trend rate:
  Increase in accumulated postretirement
     benefit obligation                                 $  5,861        $  4,280
  Increase in net periodic postretirement benefit cost  $    564        $    578
- --------------------------------------------------------------------------------

Funded status of other postretirement benefits plans as of the year-end measurement date
(in thousands)
- ---------------------------------------------------------------------------------
Year Ended                                          July 3, 1993    June 27, 1992
- ---------------------------------------------------------------------------------
Accumulated postretirement benefit obligations:
Retirees                                                $(413,887)   $(351,489)
Fully eligible plan participants                          (20,572)     (25,383)
Other active plan participants                           (298,154)    (371,956)
                                                        ------------------------
Unfunded accumulated postretirement benefit obligation   (732,613)    (748,828)
Unrecognized actuarial net loss                           149,482       46,311
Unrecognized prior service credit                        (139,610)        -
                                                        ------------------------
Other postretirement benefits liability recognized
on the balance sheet                                    $(722,741)   $(702,517)
- --------------------------------------------------------------------------------

Note H - Commitments

Minimum annual rentals under noncancelable leases (which are principally for leased real estate, vehicles and equipment) for the fiscal years listed are as follows:

Fiscal Years                  (in thousands)
- ----------------------------------------------------
1994                          $  334,642
1995                             272,909
1996                             230,166
1997                             170,578
1998                             164,397
Later years                      618,274
- ---------------------------------------------------
Total minimum lease payments  $1,790,966
- ----------------------------------------------------


Total rental expense for the years ended July 3, 1993, June 27, 1992 and June 29, 1991 amounted to $503,094,000, $544,811,000 and $535,159,000, respectively.

                                                                         Page 47
Note I - Other Financial Instruments

Off-Balance-Sheet Risk - The Corporation enters into forward foreign exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its committed exposures. It does not engage in speculation. The foreign exchange contracts generally have maturities which do not exceed six months. Gains and losses on foreign exchange contracts offset losses and gains on assets, liabilities, and transactions being hedged; therefore, the Corporation does not anticipate any material adverse effect due to exchange rate movements over the short-term period covered by these contracts. See Note A for information on the Corporation's accounting policy on foreign exchange contracts.

As of July 3, 1993 and June 27, 1992, the net face amount of foreign exchange contracts outstanding, substantially all of which were in European currencies, was $1.1 billion and $1.3 billion, respectively. The fair value of such contracts which represents the replacement value, is a net gain of $14,400,000 as of July 3, 1993, based on dealer quotes.

Concentration of Credit Risk - Financial instruments which potentially subject the Corporation to concentrations of credit risk consist principally of temporary cash investments and trade receivables.

The Corporation places its temporary cash investments with high credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Corporation's customer base, and their dispersion across many different industries and geographies.

As of July 3, 1993, the Corporation had no significant concentrations of credit risk.

Fair Value - In fiscal year 1993, the Corporation adopted Statement of Financial Accounting Standards No. 107 - Disclosures about Fair Value of Financial Instruments. The fair value of cash equivalents, debt, and foreign exchange contracts is disclosed in relevant notes to the financial statements. For all other financial instruments, the carrying amount approximates fair value.

Note J - Investing Activities

In June 1992, the Corporation entered into agreements to purchase common stock of Ing. Olivetti & C. S.p.A. ("Olivetti") and to form a strategic alliance with Olivetti. Pursuant to these agreements, as amended, the Corporation purchased a total of 98,533,000 shares of Olivetti common stock in fiscal year 1993 for a total investment of approximately $287,800,000. As part of the alliance agreement, as amended, Olivetti has agreed to purchase a minimum level of Alpha AXP products from the Corporation over a specified period of time.

The Olivetti stock is recorded at $83,800,000. The remainder of the purchase price is recorded as an intangible asset which is being amortized over a period not to exceed ten years.

On November 11, 1991, the Corporation signed an agreement with Philips Electronics N.V. of The Netherlands to acquire most of the Philips Information Systems Division ("Division"). The purchase price for the acquired business was equal to the net asset value of the business as at October 27, 1991, and was $146,387,000, net of cash acquired in the purchase. The fiscal year 1992 operating results and statement of financial position reflect the full consolidation of the acquired business as from October 28, 1991, including purchase price adjustments made in the fourth quarter of fiscal 1992.

The acquisition included the Division's activities for financial institutions, small and medium enterprises, image and document management systems, and all related customer service activities. The acquisition has been accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at their estimated fair value at the date of acquisition.

As of January 1, 1991, the Corporation's results reflect the full consolidation of Digital-Kienzle Computersysteme GmbH & Co. KG ("Digital-Kienzle"), a German entity in which Digital acquired a 65% interest from Mannesmann AG for $233,261,000. On December 20, 1991, the Corporation acquired the remaining 35% interest in Digital-Kienzle through the exercise of rights related to an obligation payable to Mannesmann AG. The acquisition has been accounted for as a purchase.

The acquisitions had no material effect on the total operating results for the fiscal years in which they were acquired, fiscal 1992 and 1991.

                                                                         Page 48
Note K - Stock Plans

Stock Options and Awards - Under its Equity Plan, the Corporation has awarded restricted stock to certain officers and key employees. Under such Equity Plan and its Restricted Stock Option Plans, the Corporation has granted options to certain officers and key employees which are exercisable upon grant, to purchase common stock at a price determined by the Board of Directors. Shares purchased under the plans are generally subject to repurchase options and restrictions on sales which lapse over an extended time period not exceeding 10 years. In fiscal year 1992, certain options were granted under such Equity Plan which become exercisable ratably over five years, but only if the common stock achieves certain price performance criteria.

Information concerning activity during the three years ended July 3, 1993 was as follows:

                                                       Options Outstanding
- --------------------------------------------------------------------------------
                              Shares
                           Reserved for                           Average
                              Future                               Price
                              Grants               Shares         per Share
- --------------------------------------------------------------------------------
June 30, 1990                 5,483,685           18,611,006      $   70.24
Options Granted              (2,130,860)           2,130,860      $   77.62
Shares Awarded                 (316,830)                -           -
Options Exercised                    -              (838,391)     $   29.71
Options Cancelled               597,652             (597,652)     $   83.11
Options Terminated             (351,837)                -           -
- --------------------------------------------------------------------------------

June 29, 1991                 3,281,810           19,305,823      $   72.42
Additional Shares
 Available for Grant          1,950,123                 -            -
Options Granted              (2,901,830)           2,901,830      $   58.00
Shares Awarded                 (623,490)                -            -
Options Exercised                    -              (795,879)     $   29.73
Options Cancelled               493,879             (493,879)     $   82.47
Options Terminated             (428,994)                -            -
- --------------------------------------------------------------------------------

June 27, 1992                 1,771,498           20,917,895      $   71.81
Additional Shares
 Available for Grant          1,950,123                 -            -
Options Granted              (3,737,045)           3,737,045      $   41.41
Shares Awarded                 (277,650)                -         $       -
Options Exercised                  -               (553,486)      $   38.49
Options Cancelled             1,623,333          (1,623,333)      $   66.42
Options Cancelled under
 Repurchase Program           2,653,570          (2,653,570)      $  153.00
Options Terminated           (3,362,938)               -          $       -
- --------------------------------------------------------------------------------
July 3, 1993                    620,891          19,824,551       $   56.58
- --------------------------------------------------------------------------------

The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the restrictions lapse.

In April 1993, the Board of Directors approved the repurchase of outstanding options to purchase up to 2.8 million shares of common stock granted to certain employees in fiscal 1988 at an exercise price of $153.00 per share, which represented a discount of $30.00 per share from the fair market value of the common stock on the date of grant. The original options to purchase 3.2 million shares were subject to restrictions lapsing and amortizing ratably over ten years. Optionholders were offered $3.00 per unexercised option share in return for the cancellation of the option. The repurchase price was determined after taking into account option pricing models, the opinion of an independent financial advisor and the financial and compensation objectives of the program. The Corporation repurchased approximately 2.7 million shares at a cost of approximately $8,000,000 which was charged to operations in fiscal year 1993. In addition, in the current year, the Corporation reversed compensation expense recorded in previous years of $31,843,000, with a corresponding reduction of additional paid-in capital.



Employee Stock Purchase Plans - Under the Corporation's Employee Stock Purchase Plans, all U.S. and certain non-U.S. employees may be granted the opportunity to purchase common stock at 85% of market value on the first or last business day of the six-month payment period, whichever is lower. Common stock reserved for future employee purchases aggregated 2,571,786 shares at July 3, 1993. There were 6,404,574 shares issued at an average price of $28.38 per share during the year ended July 3, 1993; 4,788,819 shares issued at an average price of $43.21 per share during the year ended June 27, 1992; and 4,619,793 shares at $44.34 per share during the year ended June 29, 1991. There have been no charges to income in connection with these Plans other than incidental expenses related to the issuance of the shares. Federal income tax benefits relating to such Plans, if any, have been credited to additional paid-in capital.

Stock Option Plan for Non-Employee Directors - The Stock Option Plan for Non-Employee Directors provides for a one-time grant of an option to purchase 5,000 shares of the Corporation's Common Stock to non-employee directors. The exercise price of an option is 100% of the fair market value per share of Common Stock of the Corporation on the date the option is granted. An aggregate of
100,000 shares of common stock are authorized   for issuance under the Plan, of
which 45,000 have been granted at an average purchase price of $50.18 per share. The options become exercisable at the rate of 20% per year, with credit given for past service. None of these options had been exercised as of July 3, 1993.



                                                                         Page 49
Note L - Treasury Stock

The Corporation did not purchase any shares of its own common stock during fiscal year 1993. The Corporation purchased on the open market 3,014,083 shares of its common stock at an aggregate purchase price of $185,292,000, or $61.48 per share, during the year ended June 27, 1992, and 3,700,000 shares at an aggregate purchase price of $240,719,000, or $65.06 per share, during the year ended June 29, 1991. All of the acquired shares are held as common stock in treasury, less shares issued to employees under the Stock Plans. The difference between the average acquisition cost of the shares and the proceeds from issuance is charged to retained earnings.


Note M - Stockholder Rights Plan

The Corporation adopted a Stockholder Rights Plan in December 1989 pursuant to which the Corporation authorized the distribution of one Common Stock Purchase Right for each share of outstanding Common Stock. Under certain conditions, each Right may be exercised for one share of Common Stock at an exercise price of $400, subject to adjustment. Under circumstances defined in the Plan, the Rights entitle holders to purchase stock having a value of twice the exercise price of
the Rights. Until they become   exercisable, the Rights are not transferable
apart from the Common Stock. The Rights may be redeemed by the Corporation at any time prior to the occurrence of certain events at $.01 per Right. The Plan will expire on December 21, 1999, unless the Rights are earlier redeemed by the Corporation.

                                                                         Page 50

Supplementary Information
Quarterly Financial Data (unaudited)
                                                                              Income/   Income/
                                                                             (Loss)   (Loss)
                                         Total           Before     After     Net      Income/
                                     Operating   Gross   Income     Income   Income/    (Loss)
(in millions except per share data)   Revenues   Profit   Taxes     Taxes1   (Loss)   per Share2
- ------------------------------------------------------------------------------------------------
For the year ended July 3, 1993
Fourth Quarter                          $ 3,914  $1,576  $   120    $   113   $   113   $  .85
Third Quarter                             3,454   1,373      (28)       (30)      (30)    (.23)
Second Quarter                            3,689   1,514      (66)       (74)      (74)    (.57)
First Quarter                             3,314   1,277     (250)      (260)     (260)   (2.04)
- ------------------------------------------------------------------------------------------------
Total Year                              $14,371  $5,740  $  (224)   $  (251)  $  (251)  $(1.93)
- ------------------------------------------------------------------------------------------------
For the year ended June 27, 1992
Fourth Quarter3                         $ 3,906  $1,600  $(1,674)   $(1,855)  $(1,855)  $(14.76)
Third Quarter4                            3,253   1,268     (291)      (312)     (312)    (2.50)
Second Quarter4                           3,479   1,441     (153)      (155)     (155)    (1.25)
First Quarter4                            3,293   1,490       40         12      (474)    (3.80)
- ------------------------------------------------------------------------------------------------
Total Year                              $13,931  $5,799  $(2,078)   $(2,310)  $(2,796)  $(22.39)
- ------------------------------------------------------------------------------------------------

1 Before cumulative effect of change in accounting principle.
2 Income/(loss) per share is computed independently for each of the quarters presented and therefore does not sum to the total for the year.
3 Includes restructuring charges of $1,500 million in fiscal year 1992.
4 Restated to reflect the adoption of SFAS No. 106 - Employers' Accounting for
  Postretirement Benefits Other Than Pensions.


Common Stock Information

The Corporation's common stock is listed and traded on the Midwest Stock
Exchange, New York Stock Exchange, Pacific Stock Exchange, Montreal Exchange and several European stock exchanges. There were 86,611 shareholders of record as of July 3, 1993. The high and low quarterly sales prices for the past three fiscal years are presented below:

                                         1993
- ---------------------------------------------------------------
Fiscal Quarter                   High        Low
- ---------------------------------------------------------------
Fourth                        $  48 1/4    $ 38 1/4
Third                            49 1/4      32 3/4
Second                           40 5/8      30 3/8
First                            44          33 1/4
- ---------------------------------------------------------------

                                       1992
- ---------------------------------------------------------------
Fiscal Quarter                  High        Low
- ---------------------------------------------------------------
Fourth                        $  54 7/8    $ 33 1/4
Third                            65 1/2      49 1/4
Second                           65          48 1/2
First                            71 3/4      53 7/8
- ---------------------------------------------------------------

                                         1991
- ---------------------------------------------------------------
Fiscal Quarter                     High        Low
- ---------------------------------------------------------------
Fourth                        $  74 1/4    $ 58 3/4
Third                            83          50 3/8
Second                           59 1/2      45 1/2
First                            86 7/8      49 7/8

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.




          (a)(3) Exhibits:

          24  - Consent of Independent Accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIGITAL EQUIPMENT CORPORATION
                                       (Registrant)


Date:  March 10, 1994                   By:  /s/ William M. Steul
                                           William M. Steul
                                           Vice President, Finance and Chief
                                           Financial Officer (Principal
                                           Financial Officer)