Form 10-Q
period 1994-04-02
DIGITAL EQUIPMENT CORP
filed 1994-05-16
CIK 28887

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION



                            Washington, D.C. 20549





         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

            SECURITIES EXCHANGE ACT OF 1934

            for the quarterly period ended April 2, 1994


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



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Number of shares of Common Stock, par value $1, outstanding as of April 2,

1994: 137,882,661.






                        DIGITAL EQUIPMENT CORPORATION


                    CONSOLIDATED STATEMENTS OF OPERATIONS


                (Dollars in thousands except per share data)


                                                 Three-Month Period Ended

                                                ---------------------------

                                                 April 2,        March 27,

                                                  1994             1993

                                                ------------  -------------

REVENUES

Product sales................................. $  1,749,621   $  1,767,372

Service and other revenues....................    1,509,168      1,686,304

                                               -------------  -------------


TOTAL OPERATING REVENUES......................    3,258,789      3,453,676

                                               -------------  -------------

COSTS AND EXPENSES

Cost of product sales.........................    1,210,478      1,049,969

Service expense and cost of other revenues....      946,800      1,030,728

Research and engineering expenses.............      316,767        350,423

Selling, general and administrative expenses..      954,903      1,050,600

                                               -------------  -------------


Operating loss................................   (  170,159)     (  28,044)

Interest income...............................        8,697         16,325

Interest expense..............................       16,543         16,402

                                               -------------  -------------


LOSS BEFORE INCOME TAXES .....................   (  178,005)     (  28,121)


PROVISION FOR INCOME TAXES....................        5,301          2,000

                                               -------------  -------------


NET LOSS .....................................   (  183,306)     (  30,121)

Dividends on preferred stock .................        1,775            -

                                               -------------  -------------

Net loss applicable to common stock .......... $ (  185,081)  $  (  30,121)

                                               =============  =============

NET LOSS PER COMMON SHARE (1)................. $ (     1.34)  $  (     .23)

                                               =============  =============


     (1)  Net loss per share is based on the weighted average number of common shares outstanding during each period: 137,897,533 shares for the three months ended April 2, 1994 and 131,553,881 for the three months ended

March 27, 1993.  See page 8 of this report.


The accompanying notes are an integral part of these financial statements.

                       DIGITAL EQUIPMENT CORPORATION


                   CONSOLIDATED STATEMENTS OF OPERATIONS


                (Dollars in thousands except per share data)


                                                 Nine-Month Period Ended

                                               ----------------------------

                                                 April 2,       March 27,

                                                  1994            1993

                                               -------------  -------------

REVENUES

Product sales................................. $  4,966,549   $  5,502,427

Service and other revenues....................    4,561,267      4,954,991

                                               -------------  -------------


TOTAL OPERATING REVENUES......................    9,527,816     10,457,4l8

                                               -------------  -------------

COSTS AND EXPENSES

Cost of product sales.........................    3,304,185      3,186,464

Service expense and cost of other revenues....    2,859,150      3,106,648

Research and engineering expenses.............      962,432      1,160,743

Selling, general and administrative expenses..    2,735,798      3,359,093

                                               -------------  -------------

Operating loss................................  (   333,749)   (   355,530)

Interest income...............................       37,981         43,750

Interest expense..............................       51,577         32,746

                                               -------------  -------------

LOSS BEFORE INCOME TAXES AND CUMULATIVE

  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE....  (   347,345)   (   344,526)


PROVISION FOR INCOME TAXES....................       11,332         20,000

                                               -------------  -------------

LOSS BEFORE CUMULATIVE EFFECT OF

  CHANGE IN ACCOUNTING PRINCIPLE..............  (   358,677)   (   364,526)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

  PRINCIPLE...................................       20,042           -

                                               -------------  -------------

NET LOSS......................................  (   338,635)   (   364,526)

Dividends on preferred stock..................        1,775           -

                                               -------------  -------------

Net loss applicable to common stock........... $(   340,410)  $(   364,526)

                                               =============  =============

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN

  ACCOUNTING PRINCIPLE PER COMMON SHARE....... $(      2.64)  $(      2.81)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

  PRINCIPLE PER COMMON SHARE..................          .14           -

                                               -------------  -------------

NET LOSS PER COMMON SHARE (1)................. $(      2.50)  $(      2.81)

                                               =============  =============

     (1)  Net loss per share is based on the weighted average number of common shares outstanding during each period: 136,312,098 shares for the nine months ended April 2, 1994 and 129,570,101 for the nine months ended

March 27, 1993.  See page 9 of this report.



The accompanying notes are an integral part of these financial statements.



                        DIGITAL EQUIPMENT CORPORATION


                         CONSOLIDATED BALANCE SHEETS


                           (Dollars in thousands)


                                                  April 2,      July 3,

                                                   1994          1993

                                                ------------  -------------

ASSETS

CURRENT ASSETS

Cash and cash equivalents....................  $  1,263,551   $  1,643,195

Accounts receivables, net of allowances

  of $101,509 and $110,764...................     2,925,188      3,020,252

Inventories

  Raw materials..............................       497,340        331,506

  Work-in-process............................       640,798        502,200

  Finished goods.............................     1,026,695        921,434

                                               -------------  -------------

Total inventories............................     2,164,833      1,755,140

Prepaid expenses and deferred income taxes...       402,218        463,928

                                               -------------  -------------

TOTAL CURRENT ASSETS.........................     6,755,790      6,882,515

                                               -------------  -------------



Property, plant and equipment, at cost.......     7,116,943      7,193,430

Less accumulated depreciation................     3,980,454      4,015,139

                                               -------------  -------------

Net property, plant and equipment............     3,136,489      3,178,291

Other assets.................................       902,822        889,537

                                               -------------  -------------

TOTAL ASSETS.................................  $ 10,795,101   $ 10,950,343

                                               =============  =============




The accompanying notes are an integral part of these financial statements.

                                                  April 2,        July 3,

                                                    1994           1993

                                               -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Bank loans and current portion

  of long-term debt..........................  $     10,620    $    21,335

Accounts payable.............................       877,058        822,434

Income taxes payable.........................        10,154         57,614

Salaries, wages and related items............       597,999        556,151

Deferred revenues and customer advances......     1,156,952      1,138,323

Restructuring reserve........................       276,341        738,989

Current deferred income taxes................        35,228           -

Other current liabilities....................       509,157        583,868

                                                ------------   ------------

TOTAL CURRENT LIABILITIES....................     3,473,509      3,918,714

Noncurrent deferred income taxes.............        26,369           -

Long-term debt...............................     1,017,427      1,017,577

Postretirement benefits......................     1,239,573      1,128,653

                                                ------------   ------------

TOTAL LIABILITIES............................     5,756,878      6,064,944

                                                ------------   ------------

Contingencies (Note D)


STOCKHOLDERS' EQUITY

Preferred stock, $1.00 par value; authorized

  25,000,000 shares; 4,000,000 shares of

  Series A 8-7/8% Cumulative Preferred Stock

  issued and outstanding.....................         4,000          -

Common stock, $1.00 par value; authorized

  450,000,000 shares; 137,882,661 and

  135,489,805 shares issued..................       137,883        135,490

Additional paid-in capital...................     3,326,565      2,851,960

Retained earnings............................     1,569,775      1,937,627

Treasury stock at cost, 0

    and 497,551 shares.......................          -           (39,678)

                                                ------------   ------------

TOTAL STOCKHOLDERS' EQUITY...................     5,038,223      4,885,399

                                                ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS'

   EQUITY....................................   $10,795,101    $10,950,343

                                                ============   ============



The accompanying notes are an integral part of these financial statements.

                        DIGITAL EQUIPMENT CORPORATION


                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                          (Dollars in thousands)

                                                   Nine-Month Period Ended

                                                ---------------------------

                                                  April 2,      March 27,

                                                    1994          1993

                                                ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss.....................................   $ ( 338,635)   $  (364,526)



Adjustments to reconcile net loss to

 net cash provided by operating activities:

    Depreciation.............................       439,989        528,407

    Amortization.............................        82,952        100,826

    Other adjustments to net loss............       104,577        157,037

    Decrease in accounts receivable..........        95,064        584,954

    Increase in inventories..................      (409,693)      (200,842)

    (Increase)/decrease in prepaid expenses..        85,759        (15,944)

    Increase/(decrease) in accounts payable..        54,624       (244,428)

    Increase/(decrease) in taxes.............       (67,654)        93,165

    Increase in salaries, wages, benefits

      & related items........................       152,768        106,399

    Increase/(decrease) in deferred revenues

      & customer advances....................        18,629        (67,859)

    Decrease in restructuring reserves.......      (507,948)      (672,853)

    Decrease in other current liabilities....       (76,486)       (55,673)

                                                ------------   ------------

Total adjustments............................      ( 27,419)       313,189

                                                ------------   ------------

Net cash flows from operating activities.....      (366,054)      ( 51,337)

                                                ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:


Investment in property, plant and equipment..      (514,382)      (358,419)

Proceeds from the disposition of property,

  plant and equipment........................        76,250         36,079

Investment in other assets...................       (61,144)      (244,432)

Proceeds from disposition of other assets....        23,516           -

                                                ------------   ------------

Net cash flows from investing activities.....      (475,760)      (566,772)

                                                ------------   ------------

Net cash flows from operating and

  investing activities.......................      (841,814)      (618,109)

                                                ------------   ------------


The accompanying notes are an integral part of these financial statements.

CASH FLOWS FROM FINANCING ACTIVITIES:


Proceeds from the issuance of debt...........        11,017        741,673

Payments to retire debt......................       (22,749)       (14,880)

Proceeds from the sale of preferred stock....       387,258           -

Issuance of common and treasury shares,

  including tax benefits.....................        86,644        106,231

                                                ------------   ------------

Net cash flows from financing activities.....       462,170        833,024

                                                ------------   ------------

Net increase/(decrease) in cash and cash

  equivalents................................      (379,644)       214,915

Cash and cash equivalents at the

  beginning of the year......................     1,643,195      1,337,172

                                                ------------   ------------



Cash and cash equivalents at end of period...   $ 1,263,551    $ 1,552,087

                                                ============   ============



The accompanying notes are an integral part of these financial statements.

                       DIGITAL EQUIPMENT CORPORATION


      COMPUTATION OF NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE


               (Dollars in thousands except per share data)


                                               Three-Month Period Ended

                                             ------------------------------

                                                 April 2,       March 27,

                                                   1994           1993

                                             --------------   -------------

Net loss applicable to common and

common equivalent shares.................... $    (185,081)   $  (  30,121)

                                             ==============   =============


Weighted-average number of common shares

outstanding during the period...............   137,897,533     131,553,881


Common stock equivalents from application

of "treasury stock" method to exercised and

outstanding stock options...................             0               0

                                             --------------   -------------


Total weighted-average number of common

and common equivalent shares outstanding

during the period...........................   137,897,533     131,553,881

                                             ==============   =============

Net loss per common and common

equivalent share............................ $      ( 1.34)   $     (  .23)

                                             ==============   =============



The accompanying notes are an integral part of these financial statements.

                        DIGITAL EQUIPMENT CORPORATION


        COMPUTATION OF NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE


                   (Dollars in thousands except per share data)




                                                  Nine-Month Period Ended

                                             ------------------------------

                                                  April 2,       March 27,

                                                    1994            1993

                                             --------------   -------------

Net loss applicable to common and

common equivalent shares.....................$   ( 340,410)   $   (364,526)

                                             ==============   =============

Weighted-average number of common shares

outstanding during period....................  136,312,098     129,570,101



Common stock equivalents from application

of "treasury stock" method to exercised and

outstanding stock options....................          0               0

                                             --------------   -------------


Total weighted-average number of common

and common equivalent shares outstanding

during the period............................  136,312,098     129,570,101

                                             ==============   =============


Net loss per common and common

equivalent shares............................$    (   2.50)   $   (   2.81)

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



                                         (dollars in millions)

                                   ---------------------------------

                                    Deferred Tax        Deferred Tax

                                       Assets            Liabilities

                                    ------------        ------------

   Inventory-related

    transactions                           138                  7

   Depreciation                             66                 4l

   Postretirement benefits                 358                  -

   Restructuring                           235                  -

   Tax loss carryforwards (a)            1,025                  -

   Tax credit carryforwards                149                  -

   Other                                   283                234

                                         -----                ---

   Gross deferred tax balances           2,254                282

   Valuation allowance                   1,805                  -

                                         -----                ---

   Net deferred tax balances               449                282

                                         =====                ===


   __________

   (a) The deferred tax assets of $1.0 billion represent $2.8 billion of net operating loss carryforwards on a tax return basis.

Tax loss carryforwards will generally expire as follows:  $150 million in

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



Note C - Preferred Stock


On January 21, 1994, the Corporation filed with the Securities and Exchange

Commission a shelf registration statement on Form S-3 under the Securities

Act of 1933, as amended, covering the registration of securities, including senior and subordinated debt securities, preferred stock, depositary shares, and warrants to purchase equity and debt securities, in an aggregate amount of $1 billion.  In March 1994 the Corporation issued and sold 16,000,000 Depositary Shares under the shelf registration, each representing a one-fourth interest in a share of Series A 8-7/8% Cumulative

Preferred Stock (the "Series A Preferred Stock"), par value $1.00 per share, of the Corporation.  Dividends on the Series A Preferred Stock

accrue at the annual rate of 8-7/8% ($36 million in the aggregate).


The Series A Preferred Stock was offered to the public at $100 per share

($25 per Depositary Share) for a total of $400 million, leaving a balance of $600 million of securities available for future issuance under the shelf registration.  The net proceeds of $387 million from the Series A Preferred

Stock offering will be used for working capital and other general corporate purposes.  The Series A Preferred Stock is not convertible into, or exchangeable for, shares of any other class or classes of stock of the

Corporation.  The Series A Preferred Stock is not redeemable prior to April

1, 1999.  On or after April 1, 1999, the Corporation, at its option, may redeem shares of the Series A Preferred Stock, as a whole or in part, for cash at the redemption price per share of $100 ($25 per Depositary Share),

plus accrued and unpaid dividends to the redemption date.  Upon dissolution, liquidation or the winding up of the affairs of the

Corporation, the holders of the Series A Preferred Stock will be entitled to receive $100 per share ($25 per Depositary Share), plus accrued and unpaid dividends, before any distribution to holders of the Corporation's common stock.

Note D - Subsequent Event


Subsequent to the end of the third quarter, the Corporation was named as a defendant in several purported class action lawsuits filed in the U.S.

District Court for the Southern District of New York and the U.S. District

Court for the District of Massachusetts alleging violations of the Federal securities laws arising from alleged misrepresentations and omissions in connection with the Corporation's issuance and sale of Series A 8-7/8%

Cumulative Preferred Stock (the "Series A Preferred Stock") and the

Corporation's financial results for the quarter ended April 2, 1994.  The

Corporation's directors, certain of its officers and the managing underwriters of the Corporation's Series A Preferred Stock offering were also named as defendants in certain of the actions.  Plaintiffs alternatively seek unspecified monetary damages or rescission of their purchase of the Series A Preferred Stock.  The Corporation believes that the claims asserted are without merit and intends to vigorously defend itself against the claims.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

                       OPERATIONS AND FINANCIAL CONDITION


As an aid to understanding the Corporation's operating results, the following tables indicate the percentage relationships of income and expense items included in the statements of operations for the most recent quarter and nine-month period ended April 2, 1994 and the corresponding quarter and nine-month period ended March 27, 1993 of the preceding fiscal year and the percentage changes in those items for such periods. Components of total costs of operating revenues are shown as percentages of their related revenues.


                                     Income and Expense Items

                                       as a Percentage of

                                     Total Operating Revenues (a)

                         ------------------------  -----------------------

                         Three-Month Period Ended   Nine-Month Period Ended

                         ------------------------   ----------------------

Income and                  April 2,    March 27,    April 2,    March 27,

Expense Items                 1994        1993         1994        1993

                         -----------  -----------   -----------  ---------

Product sales                 53.7%        51.2%         52.1%      52.6%

Service and other revenues    46.3%        48.8%         47.9%      47.4%

                         -----------  -----------   -----------  ---------

Total operating revenues     100.0%       l00.0%        100.0%     100.0%

Cost of product sales         69.2%        59.4%         66.5%      57.9%

Service expense and cost

  of other revenues           62.7%        61.1%         62.7%      62.7%

Total cost of operating

  revenues                    66.2%        60.2%         64.7%      60.2%

Research and engineering

  expenses                     9.7%        10.1%         10.1%      11.1%

Selling, general and

  administrative expenses     29.3%        30.4%         28.7%      32.1%

                         -----------  -----------   -----------  ---------

Operating loss                (5.2%)      (  .8%)       ( 3.5%)    ( 3.4%)

Interest income                 .3%          .4%           .4%        .4%

Interest expense                .5%          .4%           .5%        .3%

                         -----------  -----------   -----------  ---------

Loss before income taxes

  and cumulative effect of

  change in accounting

  principle                   (5.5%)      (  .8%)       ( 3.6%)    ( 3.3%)

Provision for income taxes      .2%          .1%           .1%        .2%

                         -----------  -----------   -----------  ---------

Loss before cumulative

  effect of change in

  accounting principle        (5.6%)      (  .9%)       ( 3.8%)    (3.5%)

Cumulative effect of

  change in accounting

  principle                     -            -             .2%       -


Net loss                      (5.6%)      (  .9%)       ( 3.6%)    (3.5%)


Dividends on preferred

  stock                        0.0%          -            0.0%       -

                         -----------  -----------   -----------  ---------

Net loss applicable to

  common stock                (5.6%)      (  .9%)       ( 3.6%)    (3.5%)

                         ===========  ===========   ===========  =========



Note (a) Percentage or operating revenues may not be additive due to rounding.

                                                 Percentage Increases

                                                    (Decreases)

                                      ------------------------------------

                                        Three-Month             Nine-Month

                                       Period Ended           Period Ended

                                       Apr. 2, 1994           Apr. 2, 1994

                                            vs.                   vs.

  Income and Expense Items            Mar. 27, 1993          Mar. 27, 1993

- - ---------------------------------     -------------          -------------


Product sales                              (  1 %)                  (10 %)

Service and other revenues                 ( 11 %)                  ( 8 %)

Total operating revenues                   (  6 %)                  ( 9 %)

Cost of product sales                        15 %                     4 %

Service expense and cost of other

  revenues                                 (  8 %)                  ( 8 %)

Total cost of operating

  revenues                                    4 %                   ( 2 %)

Research and engineering

  expenses                                 ( 10 %)                  (17 %)

Selling, general and administrative

  expenses                                 (  9 %)                  (19 %)



Operating loss                              507 %                   ( 6 %)

Interest income                            ( 47 %)                  (13 %)

Interest expense                              1 %                    58 %


Loss before income taxes and

  cumulative effect of change in

  accounting principle                      533 %                     1 %


Provision for income taxes                  165 %                   (43 %)


Loss before cumulative effect of

  change in accounting principle            509 %                   ( 2 %)

Cumulative effect of change in

  accounting principle                        -                      NM


Net loss                                    509 %                   ( 7 %)


Dividends on preferred stock                 NM                      NM


Net loss applicable to common stock         514 %                   ( 7 %)



NM=Not Meaningful

REVENUES


    Total operating revenues for the first nine months of fiscal year 1994 were $9.53 billion, down 9% from the comparable period a year ago.  Total operating revenues included product sales of $4.97 billion, down 10% from a year ago and service and other revenues of $4.56 billion, down 8%.

Operating revenues from customers outside the United States were $5.90 billion or 62% of total operating revenues for the first nine months,

compared with $6.71 billion or 64% of total operating revenues for the comparable nine-month period last year.  The Corporation continued to experience a significant decrease in European revenues, as well as a decline in U.S. revenues, partially offset by revenue growth in the Asia

Pacific region and Latin America.


    For the quarter ended April 2, 1994, total operating revenues were

$3.26 billion, down 6% from the comparable period a year ago.  Product sales were $1.75 billion, down 1% and service and other revenues were $1.51 billion, down 11%.  Operating revenues from customers outside the United

States were $2.04 billion or 63% of total operating revenues;  this compared with $2.24 billion or 65% of total operating revenues for the third quarter of fiscal year 1993.


    For the third quarter, revenues from the sale of Alpha AXP systems grew more than 50% from the second quarter of fiscal year 1994, and represented approximately 15% and 11% of product sales for the quarter and first nine months, respectively.  The growth in revenues from the sale of Alpha AXP systems has been predominantly at the low-end.  An increasing share of the

Corporation's product sales are represented by low-end systems which are lower priced than the Corporation's traditional proprietary mid-range systems.  The Corporation continues to experience a significant decline in demand for its VAX systems.


    Product sales for the quarter and first nine months were positively affected by a growth in demand for Alpha AXP workstations, storage devices and networking products, as well as personal computers.  However, the

Corporation was unable to satisfy fully the better than expected customer demand for certain of these products.  The Corporation expects these shifts in product demand to continue, and in response is adapting its logistical systems to better satisfy demand.


    The decline in service revenues over the comparable periods of fiscal year 1993 was due principally to lower levels of revenue from the

Corporation's VAX/VMS systems maintenance business and customers' movement away from maintenance contracts to maintenance on a "per call" or "as needed" basis.  In addition, the greater reliability of, and lower maintenance revenue associated with, newer, lower-priced products contributed to the decline in service revenues over the quarter. Increased competition in the maintenance business also has resulted in pricing pressures.  Additionally, over the last year, the Corporation has been more selective in pursuing consulting and systems integration opportunities,

increasing its focus on the profitability of projects.  The decline in service revenues, including both the Corporation's traditional maintenance business and its newer consulting and systems integration services, was most pronounced in Europe and was exacerbated by currency fluctuations as described below.


    Movements in currency exchange rates are one of many competitive,

industry and economic factors which affect the Corporation's operating results.  The Corporation operates in approximately 100 countries in major and emerging markets.  Revenues and costs in non-U.S. operations, including certain product costs, are denominated in applicable local currencies.

While the effects of foreign currency translation for a fiscal period are included in applicable revenue and expense categories, they are difficult to quantify precisely because the Corporation responds to movements in currency exchange rates through pricing, expense, sourcing or other management actions, as market conditions permit.  The Corporation enters into foreign exchange contracts, which generally have maturities which do not exceed six months, covering most of its net monetary assets,

liabilities and firm commitments, to increase the predictability of the rate at which non-U.S. revenues will be translated into U.S. dollars.

During the third quarter and first nine months of fiscal year 1994, the net effect of foreign currency translation and gains and losses on foreign exchange contracts was negative compared with the comparable periods a year ago.


EXPENSES AND PROFIT MARGINS


    The Corporation recorded an operating loss of $170 million for the third quarter of fiscal year 1994, compared with an operating loss of $28 million in the third quarter a year ago.  For the first nine months, the

Corporation recorded an operating loss of $334 million, compared with an operating loss of $356 million for the comparable period a year ago.


    Gross profit on product sales for the quarter and the first nine months declined from the comparable periods of a year ago.  Product gross margin

(gross profit as a percentage of product sales) represented 31% and 34% of product sales, respectively, down 10 and 9 percentage points, respectively,

from the comparable periods last year.  The decline in product gross profit resulted from the Corporation taking aggressive pricing actions and a continued shift in the mix of product sales towards lower-priced,

lower-margin systems (including Alpha AXP-based systems, which have lower margins than comparable VAX systems), partially offset by manufacturing cost efficiencies.

    Gross profit on service revenues for the quarter and first nine months declined from the comparable periods a year ago.  Service gross margin

(gross profit as a percentage of service revenues) represented 37% of services revenues for both the quarter and the first nine months, down from

39% for the same quarter one year ago, but essentially unchanged compared with the first nine months of fiscal year 1993.  The decline in service gross profit resulted principally from lower service revenues, pricing pressures, changes in customer maintenance purchasing patterns away from long-term service contracts, the effects of extended product warranties,

and the increasing reliability of hardware and software products, partially offset by increased efficiency in service delivery and an increased focus on the profitability of consulting projects.


    Spending on research and engineering (R&E) in the quarter totaled $317 million, a decrease of 10% from the $350 million of the comparable quarter a year ago.  For the first nine months, R&E spending totaled $962 million,

down 17% from the $1.16 billion of the comparable period a year ago.


    Selling, general and administrative (SG&A) expense in the quarter totaled $955 million, down 9% from the $1.05 billion of the comparable quarter a year ago.  For the first nine months, SG&A spending totaled $2.74 billion, down 19% from the $3.36 billion of the comparable period in fiscal year 1993.  While spending for SG&A has declined from the comparable periods last year, the Corporation believes its costs and expense levels are not competitive for the products and services it offers and expects to implement further cost reductions.


    The Corporation is accelerating its ongoing restructuring efforts and is currently evaluating and expects to undertake a wide range of additional restructuring and cost-cutting actions during fiscal years 1995 and 1996,

including the reduction of its employee population by at least 20,000 persons, further spending reductions, the disposition of seven to ten million square feet of owned and leased facilities, and the disposition or divestiture of other assets and operations.  As the Corporation continues its examination of its business and cost structure, it may undertake restructuring actions and cost-cutting activities in addition to those currently being contemplated.


    Interest income for the quarter and the first nine months was $9 million and $38 million, respectively.  Interest income was down from the comparable periods a year ago due to lower cash balances.  Interest expense for the quarter and the first nine months was $17 million and $52 million,

respectively.  Interest expense for the first nine months was up from the comparable period a year ago due to the issuance of $1 billion aggregate principal amount of long-term debt in the second and third quarters of fiscal year 1993. Interest expense for the quarter and the first nine months includes the differential received on interest rate swap agreements entered into in the first quarter of fiscal year 1994 relating to $750 million of long-term debt.


        Tax expense for the quarter and first nine months was $5 million and $11 million, respectively.  The tax expense reflects taxes provided for profitable non-U.S. operations and an inability to recognize U.S. and certain non-U.S. tax benefits from operating losses.



NEW ACCOUNTING STANDARDS


        The Corporation adopted Statement of Financial Accounting Standards

(SFAS) No. 109 - Accounting for Income Taxes, effective July 4, 1993.  The

Corporation had previously accounted for income taxes under Accounting

Principles Board Opinion No. 11.  In the first quarter of fiscal year 1994,

the Corporation recorded a one-time benefit of $20 million, or $0.l4 per share, for the recognition of previously unrecognized tax benefits.  There is no cash flow impact from the adoption of SFAS No. 109.  The standard was adopted on a prospective basis and amounts presented for prior years were not restated. (See Note B.)


        In November 1992, the Financial Accounting Standards Board issued

SFAS No. 112 - Employers' Accounting for Postemployment Benefits.  SFAS No.

112 requires employers to recognize an obligation for benefits provided to former or inactive employees after employment but before retirement.  These benefits include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits, job training and counseling, and continuation of benefits such as health care benefits and life insurance coverage. SFAS No. 112 requires employers to recognize the cost of such benefits as an expense over the employee's working career, in those instances where the employee's rights to such benefits vest or vary based on an employee's years of service, or as an expense at the date of the event giving rise to the payment of the benefit.

The Corporation must adopt SFAS No. 112 effective at the beginning of fiscal year 1995. Upon adoption,  SFAS No. 112 requires the recognition of a one-time charge to income for the costs of providing such postemployment benefits (the "transition obligation") as of the beginning of the fiscal year in which SFAS No. 112 is adopted.


        The Corporation expects to adopt SFAS No. 112 in the fourth quarter of fiscal year 1994.  Based on current estimates, the Corporation's transition obligation will be $50 to $65 million.  This transition obligation represents principally the cost of providing medical, dental and life insurance benefits coverage to individuals currently on long-term disability during the estimated remaining period during which they will receive disability benefits. The additional expense under the new standard, exclusive of the transition obligation, compared to the expense determined under the Corporation's existing practice is expected to be insignificant.

There will be no cash flow impact from the adoption of SFAS No. 112.


        In November 1992, the Financial Accounting Standards Board issued

SFAS No. 115 - Accounting for Certain Investments in Debt and Equity

Securities.  SFAS No. 115 expands the use of fair value accounting for

certain debt and equity securities.   The Corporation must adopt SFAS no.

115 by the first quarter of fiscal year 1995. The Corporation has not yet determined when it will adopt SFAS No. 115.  However, at the end of the third quarter, the Corporation had unrecognized gains on long-term investments of approximately $80 million that would be subject to SFAS No.

115 treatment.


AVAILABILITY OF FUNDS TO SUPPORT CURRENT AND FUTURE OPERATIONS


        Cash and cash equivalents totaled $1.26 billion at the end of the quarter, down from $1.64 billion at the end of fiscal year 1993 and up from

$1.15 billion in the prior quarter.  The net increase of $116 million in the quarter was due principally to the receipt of $387 million of net proceeds from the sale of preferred stock, as discussed below.


        Net cash used by operating activities was $125 million for the quarter and $366 million for the first nine months.  Cash used for the quarter and for the first nine months was due principally to operating losses, restructuring activities and growth in inventory levels from year end.  Inventory levels increased principally as a result of the Corporation acquiring materials to satisfy increased demand for Alpha AXP workstations and personal computer products.


        The restructuring reserve for current restructuring activities decreased $167 million during the quarter.  Restructuring actions utilized cash of approximately $109 million for employee-related activities and $40 million for facilities-related and other actions.  The remaining amount represents non-cash charges.  Cash used for restructuring actions was provided by operating activities and the Corporation's existing cash balance.  The Corporation estimates that approximately two-thirds of the remaining reserve of $276 million will be used for restructuring activities which will utilize cash in fiscal year 1994.


        Net cash used for investing activities was $145 million for the quarter and $476 million for the first nine months. Capital spending was

$166 million for the quarter and $5l4 million for the first nine months,

principally consisting of investments in semiconductor and storage technology facilities and equipment. During the quarter and first nine months, the Corporation generated $43 million and $100 million,

respectively, in cash proceeds from the disposal of property, plant and equipment and other assets, principally as the result of restructuring activities and sale of equity investments.


        Net cash from financing activities was $386 million for the quarter and $462 million for the first nine months. Net cash generated from financing activities for the first nine months was due principally to the sale of preferred stock in the third quarter, as discussed below,

generating net proceeds of $387 million, and the issuance of Common Stock under the Corporation's employee stock plans.


        On January 21, 1994, the Corporation filed with the Securities and

Exchange Commission a shelf registration statement on Form S-3 under the

Securities Act of 1933, as amended, covering the registration of securities, including senior and subordinated debt securities, preferred stock, depositary shares, and warrants to purchase equity and debt securities, in an aggregate amount of $1 billion.  In March 1994, the

Corporation issued and sold 16,000,000 Depositary Shares under the shelf registration, each representing a one-fourth interest in a share of Series

A 8-7/8%, Cumulative Preferred Stock (the "Series A Preferred Stock"), par

value $1.00 per share, of the Corporation.  Dividends on the Series A

Preferred Stock accrue at the annual rate of 8-7/8% ($36 million in the aggregate).  (See Note C.)


        The Corporation historically has maintained a conservative capital structure, and believes that its current cash position and access to capital are adequate to support current and anticipated restructuring activities and operations.  However, the Corporation's need for, cost of and access to funds are in part dependent on future operating results.


                                  ****


The accompanying consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the consolidated financial position at April 2, 1994 and the consolidated results of operations and the consolidated statements of cash flows for the interim periods ended April 2, 1994 and March 27, 1993.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 1.  Legal Proceedings


The Corporation has been named as a defendant in several purported class action lawsuits filed in the U.S. District Court for the Southern District of New York and the U.S. District Court for the District of Massachusetts

alleging violations of the Federal securities laws in connection with the

Corporation's issuance and sale of Series A 8-7/8% Cumulative Preferred

Stock and the Corporation's financial results for the quarter ended

April 2, 1994.  (See Note D.)


Item 5.  Other Information

Item 5.  Other Information


Shortly after the close of the quarter, Edward E. Lucente, Vice President for worldwide sales and marketing, resigned from the Corporation.  The

Corporation announced that Enrico Pesatori, a Vice President of the

Corporation and general manager of its Personal Computer Business Unit, had assumed the additional responsibilities of managing the Corporation's

Systems Business Unit, including its worldwide sales and marketing organization.


Item 6.  Exhibits and Reports on Form 8-K

Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits


     4.1  Certificate of Designation filed with the Secretary of State of the Commonwealth of Massachusetts on March 28, 1994 (filed as

          Exhibit 4.1 to the Corporation's Report on Form 8-K filed on

          March 23, 1994 and incorporated herein by reference).


     (b)  Reports on Form 8-K


          The Corporation filed with the Securities and Exchange Commission

          (the "Commission") a Report on Form 8-K on March 23, 1994.  On

          April 21, 1994, subsequent to the end of the period covered by this report, the Corporation filed with the Commission a Report on Form 8-K.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DIGITAL EQUIPMENT CORPORATION

                                    (Registrant)



                                By_______________________________

                                  William M. Steul

                                  Vice President, Finance and

                                  Chief Financial Officer

                                  (Duly Authorized Officer and

                                   Principal Financial Officer)



May 16, 1994