Form 10-K
period 1994-07-02
DIGITAL EQUIPMENT CORP
filed 1994-09-16
CIK 28887

FORM 10-K
		      SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C. 20549

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended July 2, 1994
				      or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from                to                 .

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

Title of each class         Name of each exchange on which registered (a)
Common Stock, par value $1               New York Stock Exchange
per share                                Pacific Stock Exchange
					 Chicago Stock Exchange

Depositary shares each representing      New York Stock Exchange
one-fourth of a share of 8 7/8%
Series A Cumulative Preferred Stock,
par value $1 per share

(a) In addition, shares of Common Stock of the registrant are listed on the Montreal Exchange and certain stock exchanges in Switzerland and Germany.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to
such filing requirements for the past 90 days.  YES X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. []

As of September 12, 1994, 142,777,178 shares of the registrant's Common Stock, par value $1, were issued and outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 12, 1994 was approximately $3.4 billion.

		      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1994 Annual Report to Stockholders are incorporated by reference in Part II hereof.
Portions of the registrant's Proxy Statement for its 1994 Annual Meeting of Stockholders, scheduled to be held on November 10, 1994, are incorporated by reference in Part III hereof.

				  PART I

Item 1.  Business.

General

    Digital Equipment Corporation, a Massachusetts corporation founded in 1957, is one of the world's largest suppliers of networked computer systems and components, software and services and a world leader in the development and implementation, directly and through partners, of client/server solutions for open computing environments. The Corporation offers a full range of desktop, client/server and production systems and related components, peripheral equipment, software and services used in a wide variety of applications, industries and computing environments. The Corporation does business in more than 100 countries, deriving more than 60% of its revenue from outside of the United States and developing and manufacturing products in the Americas, Europe and the Pacific Rim.

    The term "Corporation" when used herein refers to Digital Equipment Corporation or Digital Equipment Corporation and its subsidiaries, as required by the context.

    For the last five fiscal years, the percentage of total operating revenues contributed by the Corporation's principal classes of products was as follows:

			     1994      1993      1992      1991      1990

Product sales                53.5%     52.8%     55.2%     59.7%     62.9%
Service and other revenues   46.5%     47.2%     44.8%     40.3%     37.1%
			    100.0%    100.0%    100.0%    100.0%    100.0%
			    ======    ======    ======    ======    ======

    Service and other revenues are derived principally from Digital and multivendor hardware and software product services and systems integration services.

Products

    Systems and Products: Most of the Corporation's systems are general purpose digital computers, designed to perform, interpret and record computations on collected data or act as servers providing computing resources across a network. The Corporation offers a broad range of computer systems and servers based on Digital's Alpha AXP(TM) and VAX(R) architectures, and the Intel(R) X86 architecture.

    The Corporation's offerings include a line of VAX systems and servers, from VAXstation(TM) workstations to high performance servers. The Corporation also offers a full range of Intel-based and industry compatible personal computers and network hardware and desktop integration products. In addition, the Corporation is a major manufacturer and supplier of video terminals, printers and network components, such as hubs, routers and switches.

    Alpha AXP: The Corporation's 64-bit, reduced instruction set computing ("RISC") architecture known as "Alpha AXP(TM)" is designed to support multiple operating systems and to be the foundation for a leading high performance computer system family. The Corporation offers a complete line of Alpha AXP-based products, ranging from chips and boards to personal computers and high performance workstations to larger general purpose computer systems. Alpha AXP supports three major operating systems: the Open Software Foundation's 64-bit unified UNIX(R) operating system (DEC OSF/1)(R), the Corporation's OpenVMS(TM) operating system and Microsoft Corporation's Windows NT(R) operating system. In April 1994, the Corporation introduced a new line of competitively priced, high performance Alpha AXP-based servers, the Digital 2100 series, which support symmetrical multiprocessing.

    Storage Business: Shortly after the close of the fiscal year, the Corporation announced it had reached agreement with Quantum Corporation for the sale of portions of its storage business, including its magnetic disk drive, tape drive, solid state disk and thin-film heads businesses. The Corporation expects to continue to offer peripheral and data storage products for use with its computer systems after the transaction is complete.

    Software: The Corporation designs, develops or acquires from third parties and distributes under license various software products for use on its computer systems and computer systems from other vendors. These products consist of operating systems, communication and networking software, run-time services (such as data/information handling and graphical user interfaces), language compilers, productivity tools, production systems (including databases and transaction processing monitors), office and workgroup software frameworks, and other application software.

    The Corporation's software offerings are intended to promote open client/server computing and, to this end, are designed to industry-standard interfaces that enable applications to work across different platforms and operating systems. During the fiscal year, the Corporation announced the development of several software products that support this strategy, including its LinkWorks(TM) offerings. In addition, in November 1993 the Corporation announced a joint effort with Microsoft Corporation to develop the Common Object Model, a set of software standards that are designed to enable software objects in different operating systems, data formats and geographical locations to work together across a network.

Services

    The Corporation provides a comprehensive portfolio of technical consulting, systems integration and support services to help customers plan, implement and manage their information technology solutions through a global network of employees and partners.

    The Corporation's services offerings include maintenance and support services for the Corporation's products, as well as for products manufactured by other companies; information systems consulting; technical and application design services; education and customer training services; systems integration and project management services; network design and support services; and outsourcing and resource management services.

Sales and Distribution

    The Corporation directly sells, markets and supports its products and services through approximately 725 locations throughout the world. Arrangements with third parties, including software developers, value added resellers (VARs) and authorized distributors, are an increasingly important part of the Corporation's focus on providing complete solutions to its customers and expanding distribution of its products and services through indirect channels.

    For the fiscal year ended July 2, 1994, approximately 3.3% of the Corporation's total operating revenues were derived directly from sales to various agencies of the U.S. Government, and no other customer of the Corporation accounted for more than 2% of total revenues.

    The Corporation believes that the dollar amount of backlog is not a meaningful indication of future revenues and historically has not published such data. It has been and continues to be the Corporation's objective to minimize the time from the receipt of a purchase order to delivery of the product.

International Operations

    Sales by the Corporation to customers outside the United States amounted to 62%, 64% and 63% of total operating revenues for the fiscal years ended July 2, 1994, July 3, 1993 and June 27, 1992, respectively. International sales and marketing operations are conducted through subsidiaries, by direct sales from the parent company, by resellers and through various representative and distributorship arrangements.

    The Corporation's international business is subject to risks customarily encountered in foreign operations, including fluctuations in monetary exchange rates, import and export controls and the economic, political and regulatory policies of foreign governments. In view of the diversification of the Corporation's international activities, the Corporation does not believe that there are any special risks beyond the normal business risks attendant to conducting business abroad.

    See Notes A, B and I of Notes to Consolidated Financial Statements, incorporated by reference herein, for further information on the Corporation's international operations, including financial information concerning the Corporation's operations by major geographical area.

Competition

    The information technology industry is highly competitive, international in scope and comprised of many companies. The methods of competition include marketing, product performance, price, service, technology and compliance with various industry standards, among others. Present and potential competition in the various markets served by the Corporation comes from firms of various sizes and types, some of which are larger and have greater resources than the Corporation. Firms not now in direct competition with the Corporation may introduce competing products in the future. It is possible for companies to be at various times competitors, customers and collaborators in different markets.

Materials

     The Corporation obtains a wide variety of components, assemblies and raw materials from a substantial number of suppliers. The Corporation has established or has available alternate sources of supply for many of these materials. The Corporation believes that the materials required for its manufacturing operations are presently available in quantities sufficient to meet demand; however, a portion of the Corporation's manufacturing operations is dependent on the timely delivery of certain sub-assemblies and components from significant suppliers. The failure of such suppliers to deliver such items on a timely basis could adversely affect the Corporation's operating results until alternative sources of supply could be arranged.

Environmental Affairs

    The Corporation's facilities are subject to numerous laws and regulations designed to protect human health and safety and the environment, particularly those relating to manufacturing and engineering, chemical usage, waste and emissions. Pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), as amended, the Corporation has been notified that it is a potentially responsible party ("PRP") for and is sharing the costs of investigating and cleaning up certain sites listed on the federal National Priorities List of Superfund Sites. Under similar state laws, the Corporation also is incurring costs in connection with the investigation and remediation of certain properties owned and/or operated by the Corporation. In the opinion of the Corporation, compliance with these laws and regulations has not had and should not have a material effect on the capital expenditures, earnings or competitive position of the Corporation.

Patents

The Corporation owns or is licensed under a number of patents and patent applications relating to its products. While the Corporation's portfolio of patents and patent applications is of significant value to the Corporation, the Corporation does not believe that any particular patent or group of patents is of material importance to the Corporation's business as a whole.

Research and Engineering

    The Corporation is in an industry which is characterized by rapid technological change. In the fiscal years ended July 2, 1994, July 3, 1993 and June 27, 1992, the Corporation spent $1.30 billion, $1.53 billion and $1.75 billion, respectively, for research and engineering (R&E). Although the Corporation expects to continue its ongoing R&E efficiency initiatives, it also expects to continue to invest heavily in R&E to maintain and strengthen its competitive position.

Employees

    The Corporation had approximately 77,800 regular employees, and an additional 5,000 temporary and contract workers worldwide at July 2, 1994.

Executive Officers of the Corporation

    The following table sets forth the names and ages of the 11 executive officers of the Corporation and certain information relating to their positions held with the Corporation.
								   YEAR FIRST
NAME                    AGE     PRESENT TITLE                    BECAME OFFICER

Robert B. Palmer        54      Director;
				President and Chief                  1985
				Executive Officer
R. E. Caldwell          57      Vice President, Digital              1994
				Semiconductor
Charles F. Christ       55      Vice President and General           1993
				Manager, Components Division
Richard M. Farrahar     50      Vice President, Human                1993
				Resources
Ilene B. Jacobs         47      Vice President and Treasurer         1985
Vincent J. Mullarkey    46      Vice President, Finance and          1992
				Chief Financial Officer
Enrico Pesatori         53      Vice President and General           1993
				Manager, Computer Systems
				Division
E.C. Mick Prokopis      52      Vice President and Corporate         1994
				Controller
John J. Rando           42      Vice President, Multivendor          1993
				Customer Services
Thomas C. Siekman       52      Vice President and General           1993
				Counsel
William D. Strecker     50      Vice President, Advanced             1985
				Technology Group and
				Chief Technical Officer
- -------------------

Executive officers of the Corporation are elected annually and hold office until the first meeting of the Board of Directors following the annual meeting of stockholders and until their successors have been chosen and qualified. All of the executive officers named have been officers or held managerial positions in the Corporation for at least the last five years, except Messrs. Christ, Pesatori and Prokopis. Prior to joining the Corporation, these officers held the following positions: Mr. Christ, who joined the Corporation as Vice President, Mass Storage Group, in 1990, served as a partner in Coopers & Lybrand's Management Consulting Services group from 1989 to July 1990; from 1986 to 1989 he served as President and Chief Executive Officer of Digital Sound Corporation. Mr. Pesatori had been President and Chief Executive Officer of Zenith Data Systems from January 1991 to January 1993; from October 1986 to 1989 he served as President and Chief Executive Officer of North American operations for Ing. Olivetti & C. S.p.A. ("Olivetti") and from 1989 to December 1990 he was Senior Vice President, Corporate Marketing of Olivetti. Mr. Prokopis was self employed from November 1993 to July 1994; from July 1992 to November 1993 he served as Executive Vice President of Ziff Communications Corp.; from March 1992 to July 1992 he was Executive Vice President and Chief Financial Officer of MAST Industries; from 1989 to 1992 he was the Corporation's Finance Manager, Manufacturing, Engineering and Marketing and from 1987 to 1989 he served as the Corporation's Manufacturing Controller.

Item 2.  Properties

    At the end of fiscal 1994, the Corporation owned or leased approximately 39.1 million square feet of space worldwide. The Corporation occupied approximately 32.3 million square feet, leased or sub-leased to others approximately 1.3 million square feet, and due to restructuring actions, had vacant space of approximately 5.5 million square feet, most of which is available for sale or sub-lease. The total space owned or leased decreased by approximately 3.0 million square feet from the prior year. Approximately 54% of the occupied space is located in the United States; approximately 59% of the occupied space is owned. The Corporation's occupied facilities are substantially utilized, well maintained and suitable for the products and services offered by the Corporation.

    Approximately 500,000 square feet of space for new manufacturing facilities is under construction and scheduled for completion during fiscal 1995. The Corporation anticipates it will occupy fewer square feet of space worldwide at the end of fiscal 1995 than at the end of fiscal 1994.

Item 3.  Legal Proceedings

    The Corporation has been named as a defendant in several purported class action lawsuits filed in the U.S. District Court for the Southern District of New York and the U.S. District Court for the District of Massachusetts alleging violations of the Federal securities laws in connection with the Corporation's issuance and sale of Series A 8-7/8% Cumulative Preferred Stock and the Corporation's financial results for the fiscal quarter ended April 2, 1994. (See Note H of Notes to Consolidated Financial Statements.)

Item 4.  Submission of Matters to a Vote of Security Holders.

    During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

				   PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
	 Matters.

    See the section entitled "Stock Information," which is incorporated herein by reference, appearing on page 54 of the Corporation's 1994 Annual Report to Stockholders.

Item 6.  Selected Financial Data.

    See the section entitled "Eleven-Year Financial Summary," which is incorporated herein by reference, appearing on pages 26 and 27 of the Corporation's 1994 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

    See the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition," which is incorporated herein by reference, appearing on pages 28 through 33 of the Corporation's 1994 Annual Report to Stockholders.

Item 8.  Financial Statements and Supplementary Data.

    The financial statements and supplementary data, which are incorporated herein by reference from the Corporation's 1994 Annual Report to Stockholders, are indexed under Item 14(a)(1). See also the financial statement schedules appearing herein, as indexed under Item 14(a)(2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

				  PART III

Item 10.  Directors and Executive Officers of the Registrant.

    See the section entitled "Election of Directors," which is incorporated herein by reference from the Corporation's Proxy Statement for its 1994 Annual Meeting of Stockholders. See also the section entitled "Executive Officers of the Corporation" appearing in Part I hereof.

Item 11.  Executive Compensation.

     See the section entitled "Executive Compensation," which is incorporated herein by reference from the Corporation's Proxy Statement for its 1994 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     See the section entitled "Security Ownership of Directors and Executive Officers" which is incorporated herein by reference from the Corporation's Proxy Statement for its 1994 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions.

     See the section entitled "Certain Relationships and Related
Transactions," which is incorporated herein by reference from the Corporation's Proxy Statement for its 1994 Annual Meeting of Stockholders.

				  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)  The following documents are filed as part of this report:

	 (1) Financial statements which are incorporated herein by reference from the Corporation's 1994 Annual Report to
	      Stockholders:

	      Report of Independent Accountants (page 35).

	      Consolidated Statements of Operations for fiscal years 1994, 1993 and 1992 (page 36).

	      Consolidated Balance Sheets as at July 2, 1994 and July 3,
	      1993 (page 37).

	      Consolidated Statements of Cash Flows for fiscal years 1994, 1993 and 1992 (page 38).

	      Consolidated Statements of Stockholders' Equity for fiscal years 1994, 1993, and 1992 (page 39).

	      Notes to Consolidated Financial Statements (pages 40 through
	      53).

	      Eleven-Year Financial Summary (pages 26 and 27).

	      Quarterly Financial Data (page 54).

     The Corporation's 1994 Annual Report to Stockholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated herein by reference.

	   (2) Financial statement schedules:

		Page

		S-1          Report of Independent Accountants

		S-2      V - Property, Plant and Equipment

		S-5     VI - Accumulated Depreciation and Amortization of
			       Property, Plant and Equipment

		S-8   VIII - Valuation and Qualifying Accounts and Reserves

		S-9      X - Supplemental Income Statement Information

     All other schedules have been omitted since they are not required, not applicable or the information has been included in the financial statements or the notes thereto.

     Individual financial statements of the Corporation have been omitted because it is primarily an operating company and the consolidated subsidiaries are not indebted, in a material amount, to any person other than to the parent or to other consolidated subsidiaries.

     (3) Exhibits:

	 3(a) - Restated Articles of Organization of the Corporation dated
		March 11, 1991 (filed under cover of Form SE as Exhibit 3(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 29, 1991 and incorporated herein by reference).

	  (b) Articles of Amendment filed with the Secretary of State of the Commonwealth of Massachusetts on November 4, 1993 (filed as Exhibit 4.3 to the Corporation's Registration Statement on Form S-3, No. 33-51987 and incorporated herein by reference).

	  (c) Certificate of Designation filed with the Secretary of State of the Commonwealth of Massachusetts on March 21, 1994 (filed as Exhibit 4.1 to the Corporation's Report on Form 8-K filed on March 23, 1994 and incorporated herein by reference).

	  (d) - By-laws of the Corporation, as amended (filed as Exhibit 3(c) to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 and incorporated herein by reference).

	 4(a) - Rights Agreement dated as of December 11, 1989 between the Corporation and First Chicago Trust Company of New York, as Rights Agent (filed under cover of Form SE as
		Exhibit 4.1 to the Corporation's Current Report on
		Form 8-K dated December 12, 1989 and incorporated herein by reference).

	  (b) - Indenture dated as of September 15, 1992 between Citibank, N.A. as Trustee, and the Corporation ("Indenture") (filed as Exhibit 4 to the Corporation's Registration Statement on Form S-3, No. 33-51378 and incorporated herein by reference).

	  (c) - Form of 7 1/8% Note Due 2002, issued under the
		Indenture (filed as Exhibit 4.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended December 26, 1992 and incorporated herein by reference).

	  (d) - Form of 8 5/8% Debenture due November 1, 2012, issued under the Indenture (filed as Exhibit 4.3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended December 26, 1992 and incorporated herein
			by reference).

	  (e) - Form of 7% Note Due 1997, issued under the Indenture (filed as Exhibit 4.4 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended December 26, 1992 and incorporated herein by reference).

	  (f) - Form of 7 3/4% Debenture due April 1, 2023, issued under the Indenture (filed as Exhibit 4.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 27, 1993 and incorporated herein by reference).

	10(a) - 1968 Employee Stock Purchase Plan (filed as Exhibit 99 to the Corporation's Registration Statement on Form S-8, No. 33-50963 and incorporated herein by reference).*

	  (b) - 1976 Restricted Stock Option Plan, as amended (filed as Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 27, 1992 and incorporated herein by reference).*

	  (c) - 1981 International Employee Stock Purchase Plan
		(filed as Exhibit 99 to the Corporation's Registration Statement on Form S-8, No. 33-50945 and incorporated herein by reference).*

	  (d) - 1985 Restricted Stock Option Plan, as amended (filed under cover of Form SE as Exhibit 10(d) to the Corporation's Annual Report on From 10-K for the fiscal year ended July 1, 1989 and incorporated herein by reference).*

	  (e) - 1990 Equity Plan (contained in the prospectus included in the Corporation's Registration Statement on Form S-8, No. 33-37631 and incorporated herein by reference).*

	  (f) - 1990 Stock Option Plan for Nonemployee Directors
		(contained in the prospectus included in the Corporation's Registration Statement on Form S-8, No. 33-37628 and incorporated herein by reference).*

	  (g) - Deferred Compensation Plan for Non-Employee Directors as Amended and Restated Effective 18 May 1987 and as further amended on 22 April 1991 (filed under cover of Form SE as Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 29, 1991 and incorporated herein by reference).*

	  (h) - Retirement Arrangement for Non-Employee Directors (filed as
		Exhibit 10(g) to the Corporation's Annual Report on Form
		10-K for the fiscal year ended June 27, 1987 and incorporated herein by reference).*

	  (i) - Form of Indemnification Agreement in effect between the Corporation and each of its officers and directors (filed as Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the fiscal year ended July 2, 1988 and incorporated herein by reference).*

	  (j) - Digital Equipment Corporation Restoration Pension Plan effective as of May 1, 1992 (filed as Exhibit 10(j) to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 27, 1992 and incorporated herein by reference).*

	  (k) - Digital Equipment Corporation fiscal year 1995 Cash
		Incentive Plan.*

	  (l) - Letter Agreement from the Corporation to Enrico Pesatori dated as of February 2, 1993; Agreement between the Corporation and Edward E. Lucente, dated as of April 29, 1994; and Agreement between the Corporation and Gresham T. Brebach, Jr., dated as of August 8, 1994.*

	11    - Computation of net income/(loss) per share.

	13    - The Corporation's 1994 Annual Report to Stockholders, certain
		portions of which have been incorporated herein by reference.

	22    - List of Subsidiaries.

	24    - Consent of independent accountants.

*Indicates management contract or compensatory plan or arrangement.

	 (b) Reports on Form 8-K:

     The Corporation filed with the Securities and Exchange Commission a Report on Form 8-K on April 21, 1994.

				SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				      DIGITAL EQUIPMENT CORPORATION
				      (Registrant)

Date:  September 16, 1994             By /s/Robert B. Palmer
					    Robert B. Palmer
					    President and Chief Executive
					    Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                            Title                        Date

			      President and Chief
			      Executive Officer
/s/ Robert B. Palmer          (Principal Executive
Robert B. Palmer              Officer) and Director       September 16, 1994

			      Vice President, Finance
			      and Chief Financial Officer
/s/ Vincent J. Mullarkey      (Principal Financial
Vincent J. Mullarkey          Officer)                    September 16, 1994


			      Vice President and
			      Corporate Controller
/s/ E.C. Prokopis             (Principal Accounting
E.C. Prokopis                 Officer)                    September 16, 1994


/s/ Vernon R. Alden           Director                    September 16, 1994
Vernon R. Alden


/s/ Philip Caldwell           Director                    September 16, 1994
Philip Caldwell


/s/ Colby H. Chandler         Director                    September 16, 1994
Colby H. Chandler


/s/ Arnaud de Vitry           Director                    September 16, 1994
Arnaud de Vitry


/s/ Robert R. Everett         Director                    September 16, 1994
Robert R. Everet


/s/ Kathleen F. Feldstein     Director                    September 16, 1994
Kathleen F. Feldstein


/s/ Thomas P. Gerrity         Director                    September 16, 1994
Thomas P. Gerrity



/s/ Thomas L. Phillips        Director                    September 16, 1994
Thomas L. Phillips



/s/ Delbert C. Staley         Director                    September 16, 1994
Delbert C. Staley

		    Report of Independent Accountants


     Our report on the consolidated financial statements of Digital Equipment Corporation has been incorporated by reference in this Form 10-K from page 35 of the 1994 Annual Report to Stockholders of Digital Equipment Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 9 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


					       /s/Coopers & Lybrand

						  Coopers & Lybrand

Boston, Massachusetts
July 26, 1994







							    SCHEDULE V

						  DIGITAL EQUIPMENT CORPORATION

						  Property, Plant and Equipment
							  (In Thousands)

						     Year Ended July 2, 1994

_________________________________________________________________________________________________
Column A                    Column B      Column C     Column D      Column E       Column F
_________________________________________________________________________________________________
			   Balance at                              Other Changes
			    Beginning    Additions    Retirement    add (deduct)     Balance at
Classification              of Period      at Cost     and Sales      Transfer     End of Period
_________________________________________________________________________________________________
Land....................  $   363,264   $    2,203   $  (9,280)    $     399       $  356,586
Buildings...............    1,887,211      135,244     (56,264)        1,624        1,967,815
Leasehold
  improvements..........      532,369       34,305    (101,413)      (50,639)(a)      414,622
Machinery and
  equipment.............    4,410,586      510,348    (687,684)       48,616 (a)    4,281,866
			  ___________    _________   __________    ____________    ___________
			  $ 7,193,430   $  682,100   $(854,641)    $       0       $7,020,889
			  ___________   __________   __________    ____________    ___________
			  ___________   __________   __________    ____________    ___________

(a)  Reclassification between accounts.


						       SCHEDULE V, cont'd.

						  DIGITAL EQUIPMENT CORPORATION

						  Property, Plant and Equipment
							  (In Thousands)

						     Year Ended July 3, 1993

_______________________________________________________________________________________________________
Column A                     Column B     Column C       Column D          Column E          Column F
_______________________________________________________________________________________________________
			    Balance at                                  Other Changes
			    Beginning     Additions    Retirements      add (deduct)        Balance at
Classification              of Period       at Cost      and Sales         Transfers     End of Period
_______________________________________________________________________________________________________
Land....................  $   372,989   $       464   $   (10,159)   $        (30)        $  363,264
Buildings...............    1,871,710       146,065      (129,390)         (1,174)         1,887,211
Leasehold
  improvements..........      592,971        53,188      (116,300)          2,510            532,369
Machinery and
  equipment.............    4,835,454       328,974      (752,536)         (1,306)         4,410,586
			  ___________   ____________  ____________   ______________       __________
			  $ 7,673,124   $   528,691   $(1,008,385)   $        0           $7,193,430
			   __________   ___________   ____________   ______________       ___________
			   __________   ___________   ____________   ______________       ___________


						       SCHEDULE V, cont'd.

						  DIGITAL EQUIPMENT CORPORATION

						  Property, Plant and Equipment
							  (In Thousands)

						     Year Ended June 27, 1992


________________________________________________________________________________________________
Column A                    Column B     Column C    Column D       Column E         Column F
________________________________________________________________________________________________
			   Balance at                               Other Changes
			   Beginning     Additions  Retirements     add (deduct)    Balance at
Classification             of Period      at Cost    and Sales        Transfers    End of Period
_________________________________________________________________________________________________________________
Land....................  $  376,071   $      701   $  (3,325)    $     (458)      $   372,989
Buildings...............   1,836,323       83,617     (48,809)           579         1,871,710
Leasehold
 improvements..........      573,378       77,746     (57,603)          (550)          592,971
Machinery and
  equipment.............   4,642,820      548,372    (356,167)           429         4,835,454
			  __________   __________   __________    ____________    ____________
			  $7,428,592   $  710,436   $(465,904)    $        0       $ 7,673,124
			  __________   __________   __________    ____________    ____________
			  __________   __________   __________    ____________    ____________



							   SCHEDULE VI

						  DIGITAL EQUIPMENT CORPORATION

			   Accumulated Depreciation and Amortization of Property, Plant and Equipment
							 (In Thousands)


						     Year Ended July 2, 1994


_______________________________________________________________________________________________
Column A                Column B      Column C      Column D        Column E        Column F
_______________________________________________________________________________________________
				      Additions
		       Balance at    Charged to                   Other Changes
			Beginning     Costs and    Retirements     add (deduct)      Balance at
Classification          of Period     Expenses      and Sales      Transfers      End of Period
________________________________________________________________________________________________
Buildings..........    $  420,676    $  64,347     $ (22,270)     $   1,919       $   464,672
Leasehold
  improvements.....       327,950       41,905       (70,113)       (69,911)(a)       229,831
Machinery and
  equipment........     3,266,513      467,718      (605,326)        67,992 (a)     3,196,897
		       ___________   ___________    _________     ____________    ___________
		       $4,015,139    $ 573,970     $(697,709)     $        0      $ 3,891,400
		       __________    ___________   __________     ____________    ___________
		       __________    ___________   __________     ____________    ___________

(a)  Reclassification between accounts.


						      SCHEDULE VI, cont'd.

						  DIGITAL EQUIPMENT CORPORATION

			   Accumulated Depreciation and Amortization of Property, Plant and Equipment
							 (In Thousands)


						     Year Ended July 3, 1993

______________________________________________________________________________________________
Column A                Column B     Column C       Column D       Column E        Column F
______________________________________________________________________________________________
				     Additions
		       Balance at   Charged to                  Other Changes
			Beginning    Costs and     Retirements   add (deduct)       Balance at
Classification          of Period     Expenses       and Sales     Transfers      End of Period
________________________________________________________________________________________________
Buildings..........   $   398,012    $  66,113      $ (44,535)    $    1,086       $   420,676
Leasehold
  improvements.....       342,116       56,789        (70,963)             8           327,950
Machinery and
  equipment........     3,363,294      575,729       (671,416)        (1,094)        3,266,513
		      ___________    __________     ___________   ____________     ___________
		      $ 4,103,422    $ 698,631      $(786,914)    $        0       $ 4,015,139
		      ___________    __________     ___________   ____________     ___________
		      ___________    __________     ___________   ____________     ___________


						      SCHEDULE VI, cont'd.

						  DIGITAL EQUIPMENT CORPORATION

			   Accumulated Depreciation and Amortization of Property, Plant and Equipment
							 (In Thousands)


						    Year Ended June 27, 1992


___________________________________________________________________________________________
Column A               Column B     Column C      Column D       Column E         Column F
___________________________________________________________________________________________
				    Additions
		      Balance at   Charged to                 Other Changes
		       Beginning    Costs and    Retirement    add (deduct)       Balance at
Classification         of Period     Expenses     and Sales       Transfers    End of Period
____________________________________________________________________________________________
Buildings..........   $  344,422   $   67,622    $ (13,844)    $     (188)     $  398,012
Leasehold
  improvements.....      315,765       64,667      (39,843)         1,527         342,116
Machinery and
  equipment........    2,990,575      600,247     (226,189)        (1,339)      3,363,294
		      __________   ___________   __________    ____________    ___________
		      $3,650,762   $  732,536    $(279,876)    $        0      $4,103,422
		      __________   __________    __________    ____________    ___________
		      __________   __________    __________    ____________    ___________

							  SCHEDULE VIII

						  DIGITAL EQUIPMENT CORPORATION

					 Valuation and Qualifying Accounts and Reserves
							 (In Thousands)


___________________________________________________________________________________________________
Column A                     Column B     Column C      Column D      Column E           Column F
___________________________________________________________________________________________________
			    Balance at   Charged to      Charged      Deductions          Balance
			    Beginning    Operations     to Other      from                at End of
Description                 of Period                   Accounts      Reserves(a)         Period
____________________________________________________________________________________________________
				       Allowance for Possible Losses on Accounts Receivable

Year ended:
July 02, 1994              $  110,764   $   50,247 (c)  $   1,286      $  50,372 (c)      $ 111,925

July 03, 1993              $  129,686   $   22,596 (b)  $  10,801 (d)  $  52,319 (e)      $ 110,764

June 27, 1992              $   84,999   $   29,535      $  31,735 (f)  $  16,583 (e)      $ 129,686

(a)  Uncollectible accounts and adjustments.
(b)  Includes recovery of accounts previously written off.
(c)  Increased customer credits.
(d)  Reclassification of reserve from other current liabilities related to fiscal year 1991 acquisition.
(e)  Includes write-offs in the current year of amounts reserved at time of acquisition of businesses in prior periods.
(f)  Acquired in business purchase.


							    SCHEDULE X

						  DIGITAL EQUIPMENT CORPORATION

					    Supplemental Income Statement Information
							  (In Thousands)


						  Charged to costs and expenses

							    Year Ended
___________________________________________________________________________________________
				    July 02, 1994       July 03, 1993       June 27, 1992
___________________________________________________________________________________________
Maintenance and repairs.......      $  247,494 (a)       $   326,441         $   383,081







Advertising, amortization of intangible assets, royalties and taxes other than payroll and income taxes are not set forth inasmuch as each such item does not exceed one percent of total operating revenues as shown in the related Consolidated Statements of Operations.


(a)  Decrease principally due to facility closures and reduced number of fleet vehicles.
