Form 10-K/A
period 1993-07-03
DIGITAL EQUIPMENT CORP
filed 1994-09-20
CIK 28887

SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C. 20549
				    10-K/A
			 Amendment No. 1 to Form 10-K

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

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K as set forth on the pages attached hereto:

							       Exhibit 22

				   SUBSIDIARIES

     The following is a list of the Corporation's consolidated subsidiaries as of July 2, 1994. The Corporation owns, directly or indirectly, 100% of the voting securities of each subsidiary, unless marked with an asterisk.

							      State or
							      Jurisdiction
								  of
		   Name                                       Organization

 Basys Automation Systems, Inc.                            Delaware
 Basys Automation Systems Limited                          United Kingdom
 CASE & CAD Engineering Produktveckling i Stockholm        Sweden
 Computer Insurance Company                                Rhode Island
 DEC Digital Equipment Corporation A.G./S.A.               Switzerland
 DECsys - Digital Systems (1993) Ltd.                      Israel
 Digital DV - Leasing und CAD-Vertriebs GmbH               Germany
 Digital Computer Taiwan Limited                           Taiwan
 Digital Equipment AB                                      Sweden
 Digital Equipment Asia Pacific Pte. Ltd.                  Singapore
 Digital Equipment (BCFI) AB                               Sweden
 Digital Equipment B.V.                                    Netherlands
 Digital Equipment Betriebliche Altersversorgung G.m.b.H. Germany Digital Equipment of Canada Limited/Digital Equipment
   du Canada Limitee                                       Canada
 Digital Equipment Caribbean, Inc.                         Delaware
 Digital Equipment Centre Technique (Europe) S.A.R.L.      France
 Digital Equipment Chile Limitada                          Chile
 Digital Equipment China Incorporated                      Peoples
							   Republic of
							   China
 Digital Equipment China Ltd.                              Delaware
 Digital Equipment do Brazil Ltda.                         Brazil
 Digital Equipment Co. Limited                             United Kingdom
 Digital Equipment Corporation A/S                         Norway
 Digital Equipment Corporation A/S                         Denmark
 Digital Equipment Corporation (Australia) Pty. Ltd.       Australia
 Digital Equipment Corporation (Consultancy) Limited       States of
							   Jersey
 Digital Equipment Corporation (Thailand) Ltd.             Thailand
 Digital Equipment Deutschland (Holding) GmbH              Germany
 Digital Equipment Corporation Espana, S.A.                Spain
 Digital Equipment Corporation Finance B.V.                Netherlands
 Digital Equipment Osterreich Aktiengesellschaft           Austria
 Digital Equipment Corporation International               Massachusetts
 Digital Equipment Corporation International (Europe)      Switzerland
 Digital Equipment Corporation Japan                       Japan
 Digital Equipment Corporation OY                          Finland
 Digital Equipment Corporation de Puerto Rico              Delaware
 Digital Equipment Corporation (New Zealand) Limited       New Zealand
 A/O Digital Equipment Corporation, Russia                 Russia
 Digital Equipment Corporation Services-Europe S.A./N.V.   Belgium
 Digital Equipment (Cyprus) Ltd.                           Cyprus
 Digital Equipment s.r.o.                                  Czech
							   Republic
 Digital Equipment Data Systems Aktiengesellschaft         Austria
 Digital Equipment (DEC) Limited                           Israel
 Digital Equipment (DEC) Technical Center (Israel)
   Limited                                                 Israel
 Digital Equipment Dienstleistungen GmbH                   Germany
 Digital Equipment Distribution (Ireland) Limited          Republic of
							   Ireland
 Digital Equipment Enterprises Espana, S.A.                Spain
 Digital Equipment Filipinas Incorporated                  Philippines
 Digital Equipment Finance Corporation                     Delaware
 Digital Equipment Foreign Sales Corporation B.V.          Netherlands
 Digital Equipment France                                  France
 Digital Equipment GmbH                                    Germany
 Digital Equipment Gulf W.L.L.                             Bahrain
 Digital Equipment Hellas S.A.                             Greece
 Digital Equipment (Holdings) B.V.                         Netherlands
 Digital Equipment Holdings Italia S.p.a.                  Italy
 Digital Equipment Hong Kong Limited                       Hong Kong
 Digital Equipment (Hungary) Computing Technology Ltd.     Hungary
*Digital Equipment (India) Ltd.                            India
 Digital Equipment International B.V.                      Netherlands
 Digital Equipment International Betriebliche
   Altersversorgungsgesellschaft G.m.b.H.                  Germany
 Digital Equipment International Finance B.V.              Netherlands
 Digital Equipment International G.m.b.H.                  Germany
 Digital Equipment International Limited                   Switzerland
 Digital Equipment Ireland Limited                         Republic of
							   Ireland
 Digital Equipment Korea, Incorporated                     Korea
 Digital Equipment (Malaysia) Sdn. Bhd.                    Malaysia
 Digital Equipment Maroc S.A.R.L.                          Morocco
 Digital Equipment de Mexico, S.A. de C.V.                 Mexico
 Digital Equipment Middle East Limited                     States of
							   Jersey
 Digital Equipment PCdirect GmbH (Germany)                 Germany
 Digital Equipment Panama, Inc.                            Panama
 Digital Equipment Parts Center B.V.                       Netherlands
 Digital Equipment Polska SP.Zo.o.                         Poland
 Digital Equipment Portugal, Limitada                      Portugal
 Digital Equipment PRC Limited                             Hong Kong
 Digital Equipment Properties Limited                      United Kingdom
 Digital Equipment Romania s.r.l.                          Romania
 Digital Equipment S.A./N.V.                               Belgium
 Digital System Services AB                                Sweden
 Digital Equipment Slovakia s.r.o.                         Slovakia
 Digital Equipment SME Limited                             United Kingdom
 Digital Equipment S.p.a.                                  Italy
 Digital Equipment Scotland Limited                        United Kingdom
 Digital Equipment Service Industries Solutions
   Company Limited                                         United Kingdom
 Digital Equipment Services, Inc.                          Delaware
 Digital Equipment Singapore (PTE) Limited                 Singapore
 Digital Equipment (Small Medium Enterprise) B.V.          Netherlands
 Digital Equipment Storage Products (Malaysia) Sdn BHD     Malaysia
 Digital Equipment System-Integration GmbH                 Germany
 Digital Equipment Corporation C.I.S. B.V.                 Netherlands
 Digital Equipment (Thailand) Ltd.                         Thailand
 Digital Equipment Turkiye A.S.                            Turkey
 Digital Equipment de Venezuela (D.E.V.) C.A.              Venezuela
 Digital Growth, Inc.                                      Massachusetts
 Digital Incorporated                                      Delaware
 Digital International Sales Corporation                   Delaware
 Digital-Kienzle Computersysteme GmbH & Co. K.G.           Germany
 Digital-Kienzle Computersysteme Verwaltungsgesellschaft
   mbH                                                     Germany
 Digital-PCS Systemtechnik GmbH                            Germany
 Digital Realty Corporation                                Delaware
 Digital Receivables Financing Corporation                 Delaware
 Digital Sales and Services South Africa (Pty.) Limited    Republic of
							   South Africa
 Digital Sociedade de Previdencia Privada                  Brazil
*EA Systems, Inc.                                          Delaware
 Elebra Computadores S.A.                                  Brazil
 Old Colony Insurance Limited                              Bermuda
*Rocky Mountain Magnetics, Inc.                            Delaware
 Rostvold System A/S                                       Norway
 Serrata Consulting Limited                                Canada
 SIPAC S.p.a.                                              Italy
 Societe Civile Immobiliere (SCI) Parc du Bois Briard      France
 800-Software, Inc.                                        California

				 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

				 DIGITAL EQUIPMENT CORPORATION
				 (Registrant)


Dated:  September 20, 1994       By:  /s/ Gail S. Mann
				     Secretary and Clerk