Form 10-Q
period 1994-10-01
DIGITAL EQUIPMENT CORP
filed 1994-11-14
CIK 28887

FORM 10-Q


		       SECURITIES AND EXCHANGE COMMISSION

			    Washington, D.C. 20549


	 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	    for the quarterly period ended October 1, 1994

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, par value $1, outstanding as of October 1, 1994: 142,746,524.

			DIGITAL EQUIPMENT CORPORATION

		    CONSOLIDATED STATEMENTS OF OPERATIONS

		(Dollars in thousands except per share data)

						 Three-Month Period Ended
					       ----------------------------
						October 1,     October 2,
						  1994            1993
					      ------------   -------------
REVENUES

Product sales................................. $ 1,652,651   $   1,557,004
Service and other revenues....................   1,469,821       1,457,944
					      ------------   -------------
TOTAL OPERATING REVENUES......................   3,122,472       3,014,948
					      ------------   -------------
COSTS AND EXPENSES
Cost of product sales.........................   1,230,666         981,415
Service expense and cost of other revenues....     948,672         943,877
Research and engineering expenses.............     287,788         314,717
Selling, general and administrative expenses..     836,367         872,207
					      ------------   -------------
Operating loss................................    (181,021)        (97,268)
Interest income...............................       7,026          17,213
Interest expense..............................      16,726          19,636
					      ------------   -------------
LOSS BEFORE INCOME TAXES .....................    (190,721)        (99,691)

PROVISION FOR INCOME TAXES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE......       4,352           3,536
					      ------------   -------------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE......................    (195,073)       (103,227)

Cumulative effect of change in accounting
 principle....................................     (64,503)         51,026
					      ------------   -------------
NET LOSS...................................... $  (130,570)   $   (154,253)
Dividends on preferred stock..................       8,875            -
					      ------------   -------------
NET LOSS APPLICABLE TO COMMON STOCK (1)....... $  (139,445)   $   (154,253)
					       ============   =============
PER COMMON SHARE
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE........................ $  (   1.44)   $   (   0.76)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE...................................         .46        (   0.38)
					       ------------   -------------
NET LOSS APPLICABLE PER COMMON SHARE.......... $  (   0.98)  $    (   1.14)
					      ============   =============

     (1) Net loss per share is based on the weighted average number of common shares outstanding during each period: 141,609,402 shares for the three months ended October 1, 1994 and 135,010,377 shares for the three months ended October 2, 1993. See page 8 of this report.

     Cash dividends on common stock have never been paid by the Corporation.

The accompanying notes are an integral part of these financial statements.

			DIGITAL EQUIPMENT CORPORATION

			 CONSOLIDATED BALANCE SHEETS

			   (Dollars in thousands)
						October 1,     July 2,
						   1994          1994
					      ------------   -------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents....................  $   881,160    $  1,180,863
Accounts receivables, net of allowances
  of $126,326 and $111,925...................    2,883,129       3,318,854
Inventories
  Raw materials..............................      669,374         476,172
  Work-in-process............................      572,109         605,503
  Finished goods............................     1,056,683         982,303
					       ------------   -------------
Total inventories............................    2,298,166       2,063,978
Prepaid expenses and deferred income taxes...      353,666         324,676
					      ------------   -------------
TOTAL CURRENT ASSETS.........................    6,416,121       6,888,371
					      ------------   -------------

Property, plant and equipment, at cost.......    6,964,174       7,020,889
Less accumulated depreciation................    3,885,235       3,891,400
					      ------------   -------------
Net property, plant and equipment............    3,078,939       3,129,489
Other assets.................................      471,287         561,911
					      ------------   -------------
TOTAL ASSETS.................................  $ 9,966,347    $ 10,579,771
					      ============   =============


The accompanying notes are an integral part of these financial statements.

						 October 1,       July 2,
						    1994           1994
					       ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Bank loans and current portion
  of long-term debt..........................   $     9,011    $    32,614
Accounts payable.............................       976,594      1,197,350
Income taxes payable.........................        15,247         20,753
Salaries, wages and related items............       628,704        619,756
Deferred revenue and customer advances.......     1,141,053      1,239,792
Accrued restructuring costs..................     1,125,915      1,351,075

Other current liabilities....................       661,124        594,925
					       ------------   ------------
TOTAL CURRENT LIABILITIES....................     4,557,648      5,056,265
Noncurrent deferred income taxes.............         4,758          4,758
Long-term debt...............................     1,010,729      1,010,680
Postretirement & postemployment
 benefits....................................     1,246,898      1,228,269
					       ------------   ------------
TOTAL LIABILITIES............................     6,820,033      7,299,972
					       ------------   ------------
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value;
 authorized 25,000,000 shares;
 4,000,000 shares of Series A 8-7/8%
 Cumulative Preferred Stock issued and
 outstanding.................................         4,000          4,000
Common stock, $1 par value; authorized
 450,000,000 shares, 142,746,524 and
 142,287,078 shares issued and outstanding...       142,747        142,287
Additional paid-in capital...................     3,395,540      3,390,040
Retained deficit.............................      (395,973)      (256,528)
					       ------------   ------------
TOTAL STOCKHOLDERS' EQUITY...................     3,146,314      3,279,799
					       ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY....................................   $ 9,966,347    $10,579,771
					       ============   ============




The accompanying notes are an integral part of these financial statements.

			  DIGITAL EQUIPMENT CORPORATION

		      CONSOLIDATED STATEMENTS OF CASH FLOWS

			    (Dollars in thousands)
						  Three-Month Period Ended
						 ---------------------------
						  October 1,     October 2,
						     1994           1993
						 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................   $  (130,570)    $ (154,253)

Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation.................................       132,432        144,386
Amortization.................................        18,024         30,174
Net gain on disposition of
  investments and other assets...............       (16,900)          -
Other adjustments to net loss................        16,271         29,365
Decrease in accounts receivable..............       435,725        161,420
Increase in inventories......................      (234,188)      (165,683)
(Increase)/decrease in prepaid expenses......       (31,551)        22,012
Decrease in accounts payable.................      (220,756)       (90,025)
Decrease in taxes........................            (5,506)       (36,898)
Increase in salaries, wages, benefits
  & related items............................        27,577        148,398
Decrease in deferred revenues &
  customer advances..........................       (98,739)       (86,060)
Decrease in accrued restructuring costs......      (225,160)      (180,299)
Increase/(decrease) in other current
  liabilities................................        27,885        (69,571)
					       ------------   ------------
Total adjustments............................      (174,886)       (92,781)
					       ------------   ------------
Net cash flows from operating activities.....      (305,456)      (247,034)
					       ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property, plant and equipment..      (117,671)      (167,001)
Proceeds from the disposition of property,
  plant, and equipment.......................        10,800         47,964
Investment in other assets...................        (8,556)       (14,130)
Proceeds from the disposition of other
  assets.....................................       153,379           -
					       ------------   ------------
Net cash flows from investing activities.....        37,952       (133,167)
					       ------------   ------------
Net cash flows from operating and
  investing activities.......................      (267,504)      (380,201)
					       ------------   ------------

The accompanying notes are an integral part of these financial statements.

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of debt...........          -            12,950
Payments to retire debt......................       (23,784)       (14,154)
Issuance of preferred, common and treasury
  shares, including tax effects..............           460         12,040
Dividends paid...............................        (8,875)          -
						------------    ----------
Net cash flows from financing activities.....       (32,199)        10,836
						 ------------   ----------
Net increase/(decrease) in cash and cash
  equivalents................................      (299,703)      (369,365)
Cash and cash equivalents at the
  beginning of the year......................     1,180,863      1,643,195
						 ----------  -------------
Cash and cash equivalents at end of period...   $   881,160  $   1,273,830
						============ =============


The accompanying notes are an integral part of these financial statements.

		       DIGITAL EQUIPMENT CORPORATION

      COMPUTATION OF NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

	       (Dollars in thousands except per share data)

					       Three-Month Period Ended
					    ------------------------------
					       October 1,     October 2,
						  1994           1993
					    --------------   -------------
Net loss applicable to common and
common equivalent shares.................... $    (139,445)   $   (154,253)
					     ==============   =============

Weighted-average number of common shares
outstanding during the period...............   141,609,402     135,010,377

Common stock equivalents from application
of "treasury stock" method to exercised and
outstanding stock options...................             0               0
					     --------------   -------------

Total weighted-average number of common
and common equivalent shares outstanding
during the period...........................   141,609,402     135,010,377
					     ==============   =============
Net loss per common and common
equivalent share.............................$       (0.98)   $      (1.14)
					     ==============   =============


The accompanying notes are an integral part of these financial statements.

		       DIGITAL EQUIPMENT CORPORATION

		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Significant Accounting Policies

Certain prior years' amounts have been restated to conform with current year presentation. In the first quarter of fiscal 1994, the Corporation recorded a one-time benefit of $20 million related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 109 - Accounting for Income Taxes. The Corporation also recorded a one-time charge to income of $71 million related to the adoption of SFAS No. 112 - Employers' Accounting for Postemployment Benefits.

Note B - Restructuring Actions

During the first quarter, the Corporation incurred costs of approximately $180 million for employee separations and $45 million for facilities and other costs. Cash expenditures during the quarter were approximately $202 million for employee separations and $33 million for facilities and other costs. As a result of restructuring actions, approximately 2,500 employees were separated from the Corporation during the first quarter of fiscal 1995.

Note C - Investing Activities

The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115 - Accounting for Certain Investments in Debt and Equity Securities, effective July 3, 1994. SFAS No. 115 expands the use of fair value accounting for certain debt and equity securities. The Corporation recorded a one-time benefit of $65 million, or $0.46 per common share, in the first quarter from unrealized gains on long-term investments.

During the quarter, the Corporation sold all of its shares of Ing. Olivetti & C. S.p.A. common stock for approximately $149 million.

Note D - Litigation

There have been no significant developments in the several purported class action lawsuits filed in the fourth quarter of fiscal 1994 alleging violations of the Federal securities laws arising from alleged misrepresentations and omissions in connection with the Corporation's issuance and sale of Series A 8 7/8% Cumulative Preferred Stock and the Corporation's financial results for the quarter ended April 2, 1994.

Note E - Subsequent Event

At the beginning of the second quarter, the Corporation sold its magnetic disk drive, tape drive, solid state disk and thin-film heads businesses (the "Business") to Quantum Corporation ("Quantum") for $360 million, of which $70 million was paid in the form of a six-month interest-bearing note. Assets sold included approximately $180 million of inventory and $154 million of net property, plant and equipment, including facilities in Shrewsbury, Massachusetts and Penang, Malaysia, as well as the Corporation's interest in Rocky Mountain Magnetics, Inc. Quantum is leasing facilities owned by the Corporation in Colorado Springs, Colorado and leased by the Corporation in Batam, Indonesia. Approximately 3,100 regular and 1,600 other employees were transferred to Quantum upon sale of the Business.

	       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
		      OPERATIONS AND FINANCIAL CONDITION

As an aid to understanding the Corporation's operating results, the following table indicates the percentage relationships of income and expense items included in the statements of operations for the most recent quarter ended October 1, 1994 and the corresponding quarter ended October 2, 1993 of the preceding fiscal year and the percentage changes in those items for such periods. Components of total costs of operating revenues are shown as percentages of their related revenues.

			 Income and Expense Items       Percentage
			 as a Percentage of Total       Increases/
			  Operating Revenues (a)        (Decreases)

			 ------------------------  ------------------------

			 Three-Month Period Ended  Three-Month Period Ended
			 ------------------------  ------------------------
Income and                  Oct. 1,     Oct. 2,       October 1, 1994 vs
Expense Items                 1994        1993        October 2, 1993
			-----------  -----------  ------------------------
Product sales                 52.9 %       51.6 %              6.1 %
Service and other revenues    47.1 %       48.4 %               .8 %
			 -----------  -----------
Total operating revenues     100.0 %      100.0 %              3.6 %
Cost of product sales         74.5 %       63.0 %             25.4 %
Service expense and cost
  of other revenues           64.5 %       64.7 %               .5 %
Total cost of operating
  revenues                    69.8 %       63.9 %             13.2 %
Research and engineering
  expenses                     9.2 %       10.4 %             (8.6)%
Selling, general and
  administrative expenses     26.8 %       28.9 %             (4.1)%
			 -----------  -----------
Operating loss                (5.8)%       (3.2)%             86.1 %
Interest income                 .2 %         .5 %            (59.2)%
Interest expense                .5 %         .6 %            (14.8)%
			 -----------  -----------
Loss before income taxes
  and cumulative effect of
  change in accounting
  principle                   (6.1)%       (3.3)%             91.3 %
Provision for income taxes      .1 %         .1 %             23.1 %
			 -----------  -----------
Loss before cumulative
  effect of change in
  accounting principle        (6.2)%       (3.4)%             89.0 %

Cumulative effect of
  change in accounting
  principle                   (2.1)%        1.7 %           (100.0+)%
			 -----------  -----------
Net loss                      (4.2)%       (5.1)%            (15.4)%
Dividends on preferred
  stock                         .3 %         -                 NM
			 ------------ ------------
Net loss applicable to
  common stock                (4.5)%       (5.1)%            ( 9.6) %
			 ============  ===========


Note (a) Percentage of operating revenues may not be additive due to rounding.

REVENUES

Total operating revenues for the first quarter of fiscal 1995 were $3.12 billion, up 4% from the comparable period a year ago. Total operating revenues included product sales of $1.65 billion and service and other revenues of $1.47 billion. Operating revenues from customers outside the United States were $1.93 billion or 62% of total operating revenues, compared with $1.81 billion or 60% of total operating revenues for the first quarter of fiscal 1994. The increase in non-U.S. revenues was due principally to increased operating revenues from the Asia Pacific region. European revenues for the quarter were up slightly compared with the same period last year.

Product sales for the quarter were up 6% from the comparable period a year ago, principally due to increased demand for Alpha-based systems, Intel-based personal computers and certain network and storage component products. As the Corporation continues to implement a major product transition, VAX system revenues declined from 26% of product sales in the first quarter last year to 12% for the first quarter of fiscal 1995. Alpha systems revenue represented approximately 19% of product sales for the quarter, up from 9% for the comparable period last year. Revenues from the sale of Intel-based personal computers represented approximately 22% of product sales, up from 13% in the first quarter of fiscal 1994.

Service and other revenues for the quarter were essentially flat compared with the first quarter of the prior year. For the quarter, anticipated lower levels of revenue from the Corporation's VAX systems maintenance business were offset by increased revenue associated with the maintenance and support of Alpha-based systems and service and support of other vendors' products. Revenues from systems integration and consulting services were essentially flat compared with the comparable period a year ago.

Since the beginning of the fiscal year, the Corporation has entered into agreements to sell portions of its storage business, its relational database business and a software distribution subsidiary. The sale of portions of the storage business was consummated shortly after the close of the quarter (see Note E.) In fiscal 1994, these businesses represented approximately 4% of total consolidated operating revenues and had an immaterial effect on the consolidated results of operations.


EXPENSES AND PROFIT MARGINS

Product gross margin was 26% of product sales for the quarter, compared with 37% for the same period last year. The decline in product gross margin was due to several factors, including a continuation of a shift in the Corporation's product sales toward lower-end, open systems which typically carry lower margins, as well as greater use of indirect channels of distribution. Product gross margin was essentially unchanged from the fourth quarter of fiscal 1994. In response to product gross margin performance during fiscal 1994, the Corporation is implementing design improvements and manufacturing and logistics cost efficiencies, as well as increased discipline in the area of pricing discounts and allowances.

Service gross margin was essentially flat compared with the comparable quarter of fiscal 1994. The Corporation maintained service gross margin due principally to increased efficiency in service delivery.

Spending on research and engineering totaled $288 million for the quarter, a decrease of 9% from the $315 million of the first quarter a year ago. Selling, general and administrative expenses (SG&A) decreased 4% to $836 million from the $872 million for the comparable period last year. For the quarter, SG&A included approximately $49 million of losses associated with several small divestments.

The Corporation continues to implement the restructuring actions announced at the end of fiscal 1994. Regular employee population decreased by 4,000 to 73,800 during the first quarter, and by 15,000 (from 88,800) at the end of the first quarter of fiscal 1994. As part of the Corporation's restructuring and cost reduction initiatives, the Corporation entered into agreements during the first quarter to sell approximately 2.6 million square feet of space, including the Corporation's headquarters facilities in Maynard, Massachusetts. Cash expenditures associated with restructuring actions are expected to be approximately $765 million for the remainder of fiscal 1995 (see Note B).

Interest income was $7 million for the quarter, down $10 million from the $17 million of the comparable quarter a year ago, reflecting lower cash balances in the quarter. Interest expense was $17 million, down from $20 million for the comparable quarter last year. Interest expense for the first quarter of fiscal 1995 and 1994 includes the differential received on interest rate swap agreements relating to $750 million of long-term debt.

Income tax expense was $4 million in the first quarter of fiscal 1995, essentially flat compared with the same quarter a year ago. Income tax expense reflects several factors, including income taxes provided for profitable non-U.S. operations and an inability to recognize currently U.S. and certain non-U.S. tax benefits from operating losses.

The Corporation enters into foreign exchange option and forward contracts on a continuing basis for periods consistent with its committed exposures to limit potential losses from adverse exchange rate movements on operations and to delay the short-term impact of foreign currency movements on asset and liability positions of non-U.S. subsidiaries. The foreign exchange option and forward contracts generally have maturities which do not exceed three months. During the quarter, the net effect of currency exchange rate movements on consolidated results of operations was slightly positive compared with the comparable quarter a year ago.

The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115-Accounting for Certain Investments in Debt and Equity Securities, effective July 3, 1994. There was no cash flow impact from the adoption of SFAS No. 115 (see Note C.)


AVAILABILITY OF FUNDS TO SUPPORT CURRENT AND FUTURE OPERATIONS AND SPENDING FOR OPERATIONS

Cash and cash equivalents totaled $881 million at the end of the quarter, down from $1.2 billion at the end of fiscal 1994.

Net cash used for operating activities was $305 million for the quarter, due principally to restructuring activities (see Note B), lower accounts payable related to lower spending levels compared to the previous quarter and increased inventory. Inventories were higher to support growing demand for the Digital 2100 Alpha Server and Intel-based personal computers, as well as increases in certain storage products which were included in the sale of portions of the Corporation's storage business (see Note E). Cash used was partially offset by a decrease in accounts receivable.

Net cash flow from investing activities was $38 million for the quarter. During the quarter, the Corporation sold 98,533,000 shares of Ing. Olivetti & C. S.p.A. common stock for approximately $149 million. Also, the sale of property, plant and equipment and other assets generated approximately $15 million in cash proceeds. Capital spending was $118 million, consisting principally of investments in semiconductor technology facilities and equipment.

Cash used for financing activities in the first quarter was $32 million due to the reduction of debt and the payment of dividends on preferred stock issued in the third quarter of fiscal 1994.

Subsequent to the end of the quarter, the Corporation completed the sale of portions of its storage business for $360 million (see Note E). The Corporation also has entered into agreements to sell other businesses which, when consummated, are expected to generate proceeds of approximately $125 million.

The Corporation's need for, cost of and access to funds are dependent on future operating results, as well as conditions external to the Corporation. The Corporation historically has maintained a conservative capital structure, and believes that its current cash position and its sources of and access to capital are adequate to support planned restructuring actions and operations.

				  * * * *

    The accompanying consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the consolidated financial position at October 1, 1994 and the consolidated results of operations and the consolidated statements of cash flows for the interim periods ended October 1, 1994 and October 2, 1993.

			PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

	 On November 10, 1994, the Corporation held its Annual Meeting of Stockholders. At the meeting the stockholders elected four Class II Directors for three-year terms. 111,206,565 votes were cast for the nominees for Class II Directors, 1,786,365 votes were withheld and there were no broker non-votes. 111,096,136 votes were cast for Vernon R. Alden, a nominee for Class II Director and 1,903,050 votes were withheld. 111,132,410 votes were cast for Robert R. Everett, a nominee for Class II Director and 1,866,776 votes were withheld. 111,155,822 votes were cast for Thomas L. Phillips, a nominee for Class II Director and 1,843,364 votes
were withheld.   111,130,056 votes were cast for Delbert C. Staley, a
nominee for Class II Director and 1,869,130 votes were withheld. At the meeting the stockholders also approved amendments to the Corporation's 1968 Employee Stock Purchase Plan ("1968 Plan") and 1981 International Employee Stock Purchase Plan ("1981 Plan") to increase the number of shares subject to such plans by 5,000,000 and 3,500,000 shares, respectively. 72,289,843 votes were cast for the proposal to amend the 1968 Plan and 8,631,808 were cast against, with 1,460,594 abstentions and 30,616,941 broker non-votes; 72,201,098 votes were cast for the 1981 Plan and 8,780,882 were cast against, with 1,421,372 abstentions and 30,595,834 broker non-votes. The stockholders also ratified the selection of Coopers & Lybrand L.L.P. as the Corporation's auditors. 111,976,673 votes were cast for the ratification and 530,422 were cast against, with 492,091 abstentions and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

	 (a)  Exhibits

	 None.

	 (b) Reports on Form 8-K.

	 No reports on Form 8-K were filed by the Corporation during the period covered by this report.

				  SIGNATURES


	   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					DIGITAL EQUIPMENT CORPORATION
					  (Registrant)


				      By /s/ Vincent J. Mullarkey
					 Vincent J. Mullarkey

					 Vice President, Finance and
					 Chief Financial Officer
					 (Duly Authorized Officer and
					 Principal Financial Officer)


      November 14, 1994