Form 10-K/A
period 1994-07-02
DIGITAL EQUIPMENT CORP
filed 1994-12-08
CIK 28887

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                    10-K/A
                         Amendment No. 2 to Form 10-K

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended July 2, 1994
                                      or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ______________ to ________________.

Commission file number 1-5296

                         Digital Equipment Corporation
                         -----------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                     04-2226590
- -------------                                     ----------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

146 Main Street, Maynard, Massachusetts                  01754-2571
- ---------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (508) 493-5111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class         Name of each exchange on which registered (a)
- -------------------         ---------------------------------------------
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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to
such filing requirements for the past 90 days.  YES X   NO
                                                    -      -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

As of September 12, 1994, 142,777,178 shares of the registrant's Common Stock, par value $1, were issued and outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 12, 1994 was approximately $3.4 billion.

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

        27    - Financial Data Schedule

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

                                 DIGITAL EQUIPMENT CORPORATION
                                 (Registrant)


Dated:  December 8, 1994       By:  /s/ Gail S. Mann
                                    -----------------------------------
                                    Gail S. Mann
                                    Vice President, Secretary and Clerk