Form 10-Q/A
period 1994-10-01
DIGITAL EQUIPMENT CORP
filed 1994-12-08
CIK 28887

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                        Amendment No. 1 to FORM 10-Q


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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its quarterly report on Form 10-Q as set forth on the pages attached hereto.


                        DIGITAL EQUIPMENT CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                (Dollars in thousands except per share data)

                                                 Three-Month Period Ended
                                               ----------------------------
                                                October 1,     October 2,
                                                  1994            1993
                                               ------------   -------------
REVENUES

Product sales................................. $ 1,652,651   $   1,557,004
Service and other revenues....................   1,469,821       1,457,944
                                               ------------   -------------
TOTAL OPERATING REVENUES......................   3,122,472       3,014,948
                                               ------------   -------------
COSTS AND EXPENSES
Cost of product sales.........................   1,230,666         981,415
Service expense and cost of other revenues....     948,672         943,877
Research and engineering expenses.............     287,788         314,717
Selling, general and administrative expenses..     836,367         872,207
                                               ------------   -------------
Operating loss................................    (181,021)        (97,268)
Interest income...............................       7,026          17,213
Interest expense..............................      16,726          19,636
                                               ------------   -------------
LOSS BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE......    (190,721)        (99,691)

PROVISION FOR INCOME TAXES....................       4,352           3,536
                                               ------------   -------------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE......................    (195,073)       (103,227)

Cumulative effect of change in accounting
 principle....................................     (64,503)         51,026
                                               ------------   -------------
NET LOSS...................................... $  (130,570)   $   (154,253)
Dividends on preferred stock..................       8,875            -
                                               ------------   -------------
NET LOSS APPLICABLE TO COMMON STOCK (1)....... $  (139,445)   $   (154,253)
                                               ============   =============
PER COMMON SHARE
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE........................ $  (   1.44)   $   (   0.76)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE...................................         .46        (   0.38)
                                               ------------   -------------
NET LOSS APPLICABLE PER COMMON SHARE.......... $  (   0.98)   $   (   1.14)
                                               ============   =============

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         Exhibit 27 - Financial Data Schedule

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