Form 10-Q
period 1994-12-31
DIGITAL EQUIPMENT CORP
filed 1995-02-13
CIK 28887

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             for the quarterly period ended December 31, 1994

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             Commission file number 1-5296


                         Digital Equipment Corporation
             (Exact name of registrant as specified in its charter)


             Massachusetts                             04-2226590
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


 111 Powdermill Road, Maynard, Massachusetts               01754
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, par value $1, outstanding as of December 31, 1994: 146,673,801.

                        DIGITAL EQUIPMENT CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                (Dollars in thousands except per share data)

                                                 Three-Month Period Ended
                                               ----------------------------
                                                December 31,     January 1,
                                                   1994            1994
                                               -------------   ------------
REVENUES
Product sales.................................  $ 1,869,993    $ 1,659,924
Service and other revenues....................    1,603,266      1,594,155
                                               -------------   ------------
TOTAL OPERATING REVENUES......................    3,473,259      3,254,079
                                               -------------   ------------
COSTS AND EXPENSES
Cost of product sales.........................    1,300,280      1,112,292
Service expense and cost of other revenues....    1,025,036        968,473
Research and engineering expenses.............      248,096        330,948
Selling, general and administrative expenses..      869,157        908,688
                                               -------------   ------------
Operating income/(loss).......................       30,690       ( 66,322)
Interest income...............................       14,467         12,071
Interest expense..............................       22,568         15,398
                                               -------------   ------------
INCOME/(LOSS) BEFORE INCOME TAXES.............       22,589       ( 69,649)
Provision for income taxes....................        3,707          2,495
                                               -------------   ------------
NET INCOME/(LOSS).............................       18,882       ( 72,144)
Dividend on preferred stock...................        8,875          ---
                                               -------------   ------------
NET INCOME/(LOSS) APPLICABLE TO COMMON
  STOCK (1)................................... $     10,007    $  ( 72,144)
                                               =============   ============
NET INCOME/(LOSS) APPLICABLE
  PER COMMON SHARE (1)........................ $        .07    $  (    .53)
                                               =============   ============

     (1) Net income applicable per common share is based on the weighted average number of common shares and common share equivalents outstanding during each period: 144,998,947 for the three months ended December 31, 1994. Net loss applicable per common share is based only on the weighted average number of common shares outstanding during each period: 136,028,383 shares for the three months ended January 1, 1994. See page 8 of this report.

     Cash dividends on common stock have never been paid by the Corporation.

     The accompanying notes are an integral part of these financial statements.

                       DIGITAL EQUIPMENT CORPORATION

                   CONSOLIDATED STATEMENTS OF OPERATIONS

               (Dollars in thousands except per share data)

                                                  Six-Month Period Ended
                                               ----------------------------
                                                December 31,     January 1,
                                                   1994             1994
                                               -------------  -------------
REVENUES
Product sales................................. $  3,522,644   $  3,216,928
Service and other revenues....................    3,073,087      3,052,099
                                               -------------  -------------
TOTAL OPERATING REVENUES......................    6,595,731      6,269,027
                                               -------------  -------------
COSTS AND EXPENSES
Cost of product sales.........................    2,530,946      2,093,707
Service expense and cost of other revenues....    1,973,708      1,912,350
Research and engineering expenses.............      535,884        645,665
Selling, general and administrative expenses..    1,705,524      1,780,895
                                               -------------  -------------
Operating loss................................     (150,331)      (163,590)
Interest income...............................       21,493         29,284
Interest expense..............................       39,294         35,034
                                               -------------  -------------
LOSS BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE....     (168,132)      (169,340)
Provision for income taxes....................        8,059          6,031
                                               -------------  -------------
LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE..............     (176,191)      (175,371)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE...................................      (64,503)        51,026
                                               -------------  -------------
NET LOSS......................................     (111,688)      (226,397)
Dividends on preferred stock..................       17,750          ---
                                               -------------  -------------
NET LOSS APPLICABLE TO COMMON STOCK........... $   (129,438)  $   (226,397)
                                               =============  =============
PER COMMON SHARE:
LOSS APPLICABLE BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE........... $      (1.36)  $      (1.29)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE...................................         0.45          (0.38)
                                               -------------  -------------
NET LOSS APPLICABLE PER COMMON SHARE (1)...... $      (0.91)  $      (1.67)
                                               =============  =============

     (1) Net loss applicable per common share is based on the weighted average number of common shares outstanding during each period: 142,692,716 shares for the six months ended December 31, 1994 and 135,5l9,380 shares for the six months ended January 1, 1994. See page 9 of this report.

     Cash dividends on common stock have never been paid by the Corporation.

     The accompanying notes are an integral part of these financial statements.

                        DIGITAL EQUIPMENT CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                           (Dollars in thousands)

                                               December 31,      July 2,
                                                  1994            1994
                                               ------------   -------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents....................  $ 1,132,178    $  1,180,863
Accounts receivables, net of allowances
  of $131,298 and $111,925...................    2,918,332       3,318,854
Inventories
  Raw materials..............................      621,381         476,172
  Work-in-process............................      511,405         605,503
  Finished goods.............................      993,931         982,303
                                               ------------   -------------
Total inventories............................    2,126,717       2,063,978
Prepaid expenses and deferred income taxes...      335,330         324,676
                                               ------------   -------------
TOTAL CURRENT ASSETS.........................    6,512,557       6,888,371
                                               ------------   -------------

Property, plant and equipment, at cost.......    6,228,891       7,020,889
Less accumulated depreciation................    3,580,588       3,891,400
                                               ------------   -------------
Net property, plant and equipment............    2,648,303       3,129,489
Other assets.................................      459,871         561,911
                                               ------------   -------------
TOTAL ASSETS.................................  $ 9,620,731    $ 10,579,771
                                               ============   =============

The accompanying notes are an integral part of these financial statements.

                                                 December 31,     July 2,
                                                    1994           1994
                                                ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans and current portion
  of long-term debt..........................   $     7,993    $    32,614
Accounts payable.............................       915,986      1,197,350
Income taxes payable.........................        17,658         20,753
Salaries, wages and related items............       543,759        619,756
Deferred revenues and customer advances......     1,055,248      1,239,792
Accrued restructuring costs..................       888,610      1,351,075
Other current liabilities....................       773,227        594,925
                                                ------------   ------------
TOTAL CURRENT LIABILITIES....................     4,202,481      5,056,265

Deferred income taxes........................         4,758          4,758
Long-term debt...............................     1,010,811      1,010,680
Postretirement and other postemployment
  benefits...................................     1,171,852      1,228,269
                                                ------------   ------------
TOTAL LIABILITIES............................     6,389,902      7,299,972
                                                ------------   ------------
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value;
  authorized 25,000,000 shares;
  4,000,000 shares of Series A 8-7/8%
  Cumulative Preferred Stock issued and
  outstanding................................         4,000          4,000
Common stock, $1.00 par value; authorized
  450,000,000 shares, 146,673,801 and
  142,287,078 shares issued and outstanding..       146,674        142,287
Additional paid-in capital...................     3,466,121      3,390,040
Retained deficit.............................      (385,966)      (256,528)
                                                ------------   ------------
TOTAL STOCKHOLDERS' EQUITY...................     3,230,829      3,279,799
                                                ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY.....................................   $ 9,620,731    $10,579,771
                                                ============   ============


The accompanying notes are an integral part of these financial statements.

                        DIGITAL EQUIPMENT CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollars in thousands)

                                                   Six-Month Period Ended
                                                ---------------------------
                                                December 31,    January 1,
                                                   1994            1994
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................   $ ( 111,688)   $  (155,329)
Adjustments to reconcile net loss to
net cash used by operating activities:
    Depreciation.............................       263,101        301,722
    Amortization.............................        36,032         60,996
    Net gain on disposition of
      investments and other assets...........       (27,398)          ---
    Other adjustments to net loss............       (83,413)        84,002
    Decrease in accounts receivable..........       345,657        224,283
    Increase in inventories..................      (277,406)      (195,216)
    (Increase)/decrease in prepaid expenses..       (13,889)        82,145
    Decrease in accounts payable.............      (248,034)       (55,379)
    Decrease in taxes........................        (3,848)       (66,782)
    Increase in salaries, wages, benefits
      and related items......................        14,684         63,627
    Decrease in deferred revenues and
      customer advances......................      (176,389)      (l77,830)
    Decrease in accrued restructuring costs..      (462,465)      (34l,584)
    Increase/(decrease) in other
      current liabilities....................       108,656        (65,303)
                                                ------------   ------------
Total adjustments............................      (524,712)       (85,3l9)
                                                ------------   ------------
Net cash flows from operating activities.....      (636,400)      (240,648)
                                                ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property, plant and equipment..      (182,335)      (348,070)
Proceeds from the disposition of net
  property, plant and equipment..............       110,304         53,620
Investment in other assets...................       (13,151)       (39,993)
Proceeds from the disposition of other
  assets.....................................       644,634          3,238
                                                ------------   ------------
Net cash flows from investing activities.....       559,452       (33l,205)
                                                ------------   ------------
Net cash flows from operating and
  investing activities.......................       (76,948)      (57l,853)
                                                ------------   ------------

The accompanying notes are an integral part of these financial statements.


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of debt...........         ---           12,950
Payments to retire debt......................       (24,355)       (23,573)
Issuance of common and treasury
  shares, including tax effects..............        70,368         86,538
Dividends on preferred stock.................       (17,750)          ---
                                                ------------   ------------
Net cash flows from financing activities.....        28,263         75,9l5
                                                ------------   ------------
Net decrease in cash and cash equivalents....       (48,685)      (495,938)
Cash and cash equivalents at the
  beginning of the year......................     1,180,863      1,643,l95
                                                ------------   ------------
Cash and cash equivalents at end of period...   $ 1,132,178    $ 1,147,257
                                                ============   ============



The accompanying notes are an integral part of these financial statements.

                       DIGITAL EQUIPMENT CORPORATION

  COMPUTATION OF NET INCOME/(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

               (Dollars in thousands except per share data)

                                                Three-Month Period Ended
                                             ------------------------------
                                              December 31,      January 1,
                                                 1994             1994
                                             --------------   -------------
Net income/(loss) applicable to common
and common equivalent shares................ $      10,007    $   (72,144)
                                             ==============   =============

Weighted-average number of common shares
outstanding during the period...............   143,530,877    136,028,383

Common stock equivalents from application
of "treasury stock" method to unexercised
and outstanding stock options...............     1,468,070              0
                                             --------------   -------------

Total weighted-average number of common
and common equivalent shares outstanding
during the period...........................   144,998,947    136,028,383
                                             ==============   =============
Net income/(loss) applicable per common
and common equivalent share................. $        0.07    $     (0.53)
                                             ==============   =============


The accompanying notes are an integral part of these financial statements.

                        DIGITAL EQUIPMENT CORPORATION

        COMPUTATION OF NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

                   (Dollars in thousands except per share data)

                                                 Six-Month Period Ended
                                             ------------------------------
                                              December 31,       January 1,
                                                  1994              1994
                                             --------------   -------------
Net loss applicable to common and
common equivalent shares.................... $    (129,438)   $   (226,397)
                                             ==============   =============
Weighted-average number of common shares
outstanding during the period...............   142,692,716     135,5l9,380



Common stock equivalents from application
of "treasury stock" method to unexercised
and outstanding stock options...............             0               0
                                             --------------   -------------

Total weighted-average number of common
and common equivalent shares outstanding
during the period...........................   142,692,716     135,5l9,380
                                             ==============   =============

Net loss applicable per common
and common equivalent share................. $    (   0.91)   $   (   1.67)
                                             ==============   =============


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

Note B - Restructuring Actions

In the first six months of fiscal 1995, restructuring actions resulted in approximately 5,500 employee separations, not including employees transferred in connection with divestments. During the first half of fiscal 1995, the Corporation incurred costs of approximately $303 million, net of postretirement benefits curtailment gains, for employee separations and $159 million for facilities and other costs. Cash expenditures during the first six months were approximately $352 million for employee separations and $66 million for facilities and other costs. During the first six months of the fiscal year, the Corporation sold, or entered into agreements to sell, approximately 3 million square feet of space, including the Corporation's former headquarters facilities in Maynard, Massachusetts, generating approximately $106 million of cash proceeds.

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

During the first quarter, the Corporation sold all of its shares of Ing. Olivetti & C. S.p.A. common stock for approximately $149 million.

Note D - Litigation

Several purported class action lawsuits were filed in the fourth quarter of fiscal 1994 alleging violations of the federal securities laws arising from alleged misrepresentations and omissions in connection with the Corporation's issuance and sale of Series A 8-7/8% Cumulative Preferred Stock and the Corporation's financial results for the quarter ended April 2, 1994. Plaintiff's counsel have agreed to dismiss claims against all but two of the defendants who served as directors or officers of the Corporation during the third quarter of fiscal 1994.

Note E - Divestments

During the quarter, the Corporation sold its magnetic disk drive, tape drive, solid state disk and thin-film heads businesses (the "Business") to Quantum Corporation ("Quantum") for an aggregate purchase price of $360 million, generating net proceeds of $348 million. Assets sold included approximately $180 million of inventory and $154 million of net property, plant and equipment, including facilities in Shrewsbury, Massachusetts and Penang, Malaysia, as well as the Corporation's interest in Rocky Mountain Magnetics, Inc. Quantum is leasing facilities owned by the Corporation in Colorado Springs, Colorado and leased by the Corporation in Batam, Indonesia. Approximately 3,100 employees were transferred to Quantum upon sale of the Business.

Also during the quarter, the Corporation sold its relational database business and related assets (the "Assets") to Oracle Corporation for net proceeds of $107 million. Approximately 250 employees were transferred to Oracle Corporation upon sale of the Assets.

At the end of December 1994, the Corporation entered into an agreement to sell its South Queensferry, Scotland semiconductor facility and related assets to a subsidiary of Motorola, Inc. The transaction is expected to close around the end of fiscal 1995.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

As an aid to understanding the Corporation's operating results, the following tables indicate the percentage relationships of income and expense items included in the statements of operations for the most recent quarter and six-month period ended December 31, 1994 and the corresponding quarter and six-month period ended January 1, 1994 of the preceding fiscal year and the percentage changes in those items for such periods.
Components of total costs of operating revenues are shown as percentages of their related revenues.

                                     Income and Expense Items
                                       as a Percentage of
                                     Total Operating Revenues (a)
                         -------------------------------------------------
                         Three-Month Period Ended   Six-Month Period Ended
                         ------------------------   ----------------------
Income and                  Dec. 31,    Jan. 1,       Dec. 31,    Jan. 1,
Expense Items                1994        1994          1994        1994
                         -----------  -----------   -----------  ---------
Product sales                 53.8%        51.0%         53.4%      5l.3%
Service and other revenues    46.2%        49.0%         46.6%      48.7%
                          ----------  -----------    -----------   --------
Total operating revenues     100.0%       l00.0%        100.0%     100.0%
Cost of product sales         69.5%        67.0%         71.8%      65.l%
Service expense and cost
  of other revenues           63.9%        60.8%         64.2%      62.7%
Total cost of operating
  revenues                    66.9%        63.9%         68.3%      63.9%
Research and engineering
  expenses                     7.1%        10.2%          8.1%      10.3%
Selling, general and
  administrative expenses     25.0%        27.9%         25.9%      28.4%
                         -----------  -----------   -----------   --------
Operating income/(loss)         .9%        (2.0%)        (2.3%)     (2.6%)
Interest income                 .4%          .4%           .3%        .5%
Interest expense                .6%          .5%           .6%        .6%
                         -----------  -----------   -----------   --------
Income/(loss) before income
  taxes and cumulative
  effect of change in
  accounting principle          .7%        (2.1%)         (2.5%)    (2.7%)
Provision for income taxes      .1%          .1%            .l%       .1%
                         -----------  -----------   -----------   --------

Income/(loss) before
  cumulative effect of
  change in accounting
  principle                     .5%        (2.2%)         (2.7%)    (2.8%)
Cumulative effect of
  change in accounting
  principle                     ---         ---           (1.0%)      .8%
                         -----------  -----------   ------------  --------
Net income/(loss)               .5%        (2.2%)         (1.7%)    (3.6%)
Dividends on preferred
  stock                         .2%         ---           ( .3%)     ---
                         -----------  -----------   ------------  --------
Net income/(loss)
  applicable to
  common stock                  .3%        (2.2%)         (2.0%)    (3.6%)
                         ===========  ===========   ============  ========

Note (a) Percentage of operating revenues may not be additive due to rounding.

                                           Percentage Increases/
                                                (Decreases)
                                      ---------------------------------
                                       Three-Month             Six-Month
                                      Period Ended           Period Ended
                                      Dec. 31, 1994          Dec. 31, 1994
                                           vs.                    vs.
  Income and Expense Items             Jan. 1, 1994           Jan. 1, 1994
- - ---------------------------------     -------------          -------------

Product sales                               13 %                  10 %
Service and other revenues                   1 %                   1 %
Total operating revenues                     7 %                   5 %
Cost of product sales                       17 %                  21 %
Service expense and cost of other
  revenues                                   6 %                   3 %
Total cost of operating
  revenues                                  12 %                  12 %
Research and engineering
  expenses                                ( 25 %)               ( 17 %)
Selling, general and administrative
  expenses                                (  4 %)               (  4 %)

Operating income/(loss)                    100+%                (  8 %)
Interest income                             20 %                ( 27 %)
Interest expense                            47 %                  12 %

Income/(loss) before income taxes and
  cumulative effect of change in
  accounting principle                     100+%                (  1 %)

Provision for income taxes                  49 %                  34 %

Income/(loss) before cumulative effect
  of change in accounting principle        100+%                   -
Cumulative effect of change in
  accounting principle                       -                   100+%

Net income/(loss)                          100+%                ( 51 %)

Dividends on preferred stock                NM                    NM

Net income/(loss) applicable
  to common stock                          100+%                ( 43 %)


NM=Not meaningful

REVENUES

Total operating revenues for the first six months of fiscal 1995 were $6.6 billion, up 5% from the comparable period a year ago. Total operating revenues included product sales of $3.5 billion and service and other revenues of $3.1 billion. Operating revenues from customers outside the United States were $4.2 billion or 64% of total operating revenues, compared with $3.9 billion or 61% of total operating revenues for the first six months of fiscal 1994. The increase in non-U.S. revenues was due principally to increased operating revenues from the Asia Pacific region. European revenues for the first six months were up slightly compared with the same period last year.

Total operating revenues for the second quarter of fiscal 1995 were $3.5 billion, up 7% from the comparable period a year ago. Total operating revenues included product sales of $1.9 billion and service and other revenues of $1.6 billion. Operating revenues from customers outside the United States were $2.3 billion or 65% of total operating revenues, compared with $2.0 billion or 63% of total operating revenues for the second quarter of fiscal 1994.

Product sales for the first six months and the second quarter were up 10% and 13%, respectively, from the comparable periods a year ago, due principally to increased demand for Alpha-based systems, Intel-based personal computers, and certain network and storage component products. While VAX system revenues declined from 21% to 11% of product sales from the second quarter of fiscal 1994 to the second quarter of fiscal 1995, Alpha-based systems revenue increased to 21% of product sales, up from 10% for the comparable period last year, and revenues from the sale of Intel-based personal computers represented approximately 25% of product sales, up from 16% for the second quarter a year ago. Increased demand for the Corporation's UNIX-based offerings contributed to the growth in Alpha-based systems revenue for the quarter.

Service and other revenues for the first six months and the second quarter were essentially flat compared with the same periods of fiscal 1994. Increased revenue associated with the maintenance and support of Alpha-based systems and service and support of other vendors' products offset lower levels of revenue from the Corporation's VAX systems maintenance business. Revenues from systems integration and consulting services for the first six months and the second quarter were essentially flat compared with the same periods last year.

During the second quarter, the Corporation sold portions of its storage business, its relational database business and a software distribution subsidiary. In fiscal 1994, these businesses represented approximately 4% of total consolidated operating revenues and had an immaterial effect on the consolidated results of operations. In addition, as part of the

Corporation's ongoing restructuring actions, the Corporation transferred part of its business in Germany to a new independent, employee-owned company, effective as of October 1, 1994. In fiscal 1994, this business represented less than 1% of total consolidated operating revenues and had an immaterial effect on the consolidated results of operations.


EXPENSES AND PROFIT MARGINS

Product gross margin was 28% and 30% of product sales for the first six months and the second quarter, respectively, compared with 35% and 33% for the same periods last year. The decline in product gross margin was due to several factors, including a continuation of a shift in the Corporation's product sales toward lower-end, industry-standard systems which typically carry lower margins, as well as greater use of indirect channels of distribution. Product gross margin was 30%, up from 26% for the first quarter of fiscal 1995. The improvement in product gross margin from the first quarter was due principally to greater pricing discipline and a favorable change in the mix of products sold, reflecting in part the effect of divestment activity.

Service gross margin was 36% of service and other revenues for the first six months, down from 37% for the comparable period last year. Service gross margin was 36% for the quarter, down from 39% in the comparable quarter last year. The decline in service gross margin was due principally to a shift toward multivendor and other service offerings which generally carry lower gross margins than the Corporation's traditional hardware maintenance business.

Research and engineering (R&E) expenses totaled $536 million and $248 million for the first six months and the second quarter, respectively, representing a decrease of 17% and 25%, respectively, from the comparable periods a year ago, due principally to the elimination of redundant engineering efforts and streamlined product offerings. The decrease in R&E expense for the first six months and the quarter was partially attributable to the sale of a portion of the Corporation's storage business.

Selling, general and administrative (SG&A) expenses decreased 4% to $1.7 billion for the first six months from $1.8 billion for the comparable period last year. For the quarter, SG&A expenses totaled $869 million, down 4% from $909 million for the second quarter of fiscal 1994. The decrease in SG&A expenses was due principally to restructuring actions, partially offset by increased spending for a corporate advertising campaign and variable compensation and marketing expenses associated with higher levels of revenue and demand generation.

The Corporation continues to implement the restructuring actions announced at the end of fiscal 1994. Although a significant portion of the actions called for in the plan have already been carried out (see Note B), the Corporation believes employee separations will extend into the first half of fiscal 1996. The estimated total cost of restructuring actions remains unchanged.

Interest income for the first six months and the quarter was $21 million and $14 million, respectively. Interest expense for the first six months and the quarter was $39 million and $23 million, respectively. Interest expense for the second quarter of fiscal 1995 was increased by the differential accrued on interest rate swap agreements relating to $750 million of long-term debt, while interest expense for all other periods presented was reduced by the differential received on the same interest rate swap agreements.

Income tax expense for the first six months and the second quarter of fiscal 1995 was $8 million and $4 million, respectively. Income tax expense reflects several factors, including income taxes provided for profitable non-U.S. operations and an inability to recognize currently U.S. and certain non-U.S. tax benefits from operating losses.

The Corporation enters into foreign exchange option and forward contracts on a continuing basis for periods consistent with its committed exposures. This program is designed to limit potential losses from adverse exchange rate movements on operations and to delay the short-term impact of foreign currency movements on asset and liability positions of non-U.S. subsidiaries. The foreign exchange option and forward contracts generally have maturities which do not exceed three months. During the first six months and the quarter, the net effect of currency exchange rate movements on consolidated results of operations was slightly positive compared with the same periods a year ago.

The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115 - Accounting for Certain Investments in Debt and Equity Securities, effective July 3, 1994. There was no cash flow impact from the adoption of SFAS No. 115 (see Note C).


AVAILABILITY OF FUNDS TO SUPPORT CURRENT AND FUTURE OPERATIONS AND SPENDING FOR OPERATIONS

Cash and cash equivalents totaled $1.1 billion at the end of the quarter, down from $1.2 billion at the end of fiscal 1994.

Net cash used for operating activities was $636 million for the first six months, due principally to restructuring activities (see Note B) and increased inventory. Cash used was partially offset by a decrease in accounts receivable.

Net cash flow generated from investing activities was $559 million for the first six months. During the first half of fiscal 1995, the Corporation sold all its shares of Ing. Olivetti & C. S.p.A. common stock, portions of its storage business, its relational database business, a software distribution subsidiary and other assets generating approximately $645 million of cash proceeds. The sale of property, plant and equipment generated an additional $110 million in cash proceeds. Capital spending was $182 million, compared with $348 million for the same period last year, due principally to continued efforts to focus and control all spending in the Corporation.

Net cash flow from financing activities in the first six months was $28 million, due principally to the issuance of stock under the Corporation's employee stock purchase plans, offset by the reduction of debt and the payment of dividends on preferred stock issued in the third quarter of fiscal 1994.

Cash expenditures for restructuring activities were $312 million, net of cash proceeds of $106 million, for the first half of fiscal 1995. Cash expenditures for the first six months were less than originally projected due to lower than anticipated facilities-related costs, deferral of cash payments for employee separation actions taken in the first half of fiscal 1995 and higher than originally estimated cash proceeds from the sale of property, plant and equipment associated with restructuring actions. Due to higher than anticipated proceeds from the sale of facilities, the Corporation has reduced its estimate of total cash required to complete the restructuring plan from $1.2 billion to $1.1 billion. Net cash required for restructuring actions in the second half of fiscal 1995 is expected to be somewhat lower than the original projection of $420 million, with the remainder of required cash to be expended principally in fiscal 1996.

The Corporation's need for, cost of and access to funds are dependent on future operating results, as well as conditions external to the Corporation. The Corporation historically has maintained a conservative capital structure, and believes that its current cash position and its sources of and access to capital are adequate to support planned restructuring actions and operations.

                                  * * * *

The accompanying consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the consolidated financial position at December 31, 1994 and the consolidated results of operations and the consolidated statements of cash flows for the interim periods ended December 31, 1994 and January 1, 1994.

                        PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         Exhibit 27.  Financial Data Schedule

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

                                        DIGITAL EQUIPMENT CORPORATION
                                          (Registrant)


                                         By /s/ Vincent J. Mullarkey
                                           ---------------------------
                                         Vincent J. Mullarkey
                                         Vice President, Finance and
                                         Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)


February 13, 1995