Form 10-Q/A
period 1994-12-31
DIGITAL EQUIPMENT CORP
filed 1995-03-13
CIK 28887

                                  FORM 10-Q


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

                       DIGITAL EQUIPMENT CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollars in thousands)


                                                   Six-Month Period Ended
                                                ---------------------------
                                                December 31,    January 1,
                                                   1994            1994
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................   $ ( 111,688)   $  (226,397)
Adjustments to reconcile net loss to
net cash used by operating activities:
    Depreciation.............................       263,101        301,722
    Amortization.............................        36,032         60,996
    Net gain on disposition of
      investments and other assets...........       (27,398)          ---
    Other adjustments to net loss............       (83,413)        84,002
    Decrease in accounts receivable..........       345,657        224,283
    Increase in inventories..................      (277,406)      (195,216)
    (Increase)/decrease in prepaid expenses..       (13,889)        82,145
    Decrease in accounts payable.............      (248,034)       (55,379)
    Decrease in taxes........................        (3,848)       (66,782)
    Increase in salaries, wages, benefits
      and related items......................        14,684        134,695
    Decrease in deferred revenues and
     customer advances.......................      (176,389)      (l77,830)
    Decrease in accrued restructuring costs..      (462,465)      (34l,584)
    Increase/(decrease) in other
      current liabilities....................       108,656        (65,303)
                                                ------------   ------------
Total adjustments............................      (524,712)       (14,251)
                                                ------------   ------------
Net cash flows from operating activities.....      (636,400)      (240,648)
                                                ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property, plant and equipment..      (182,335)      (348,070)
Proceeds from the disposition of net
  property, plant and equipment..............       110,304         53,620
Investment in other assets...................       (13,151)       (39,993)
Proceeds from the disposition of other
  assets.....................................       644,634          3,238
                                                ------------   ------------
Net cash flows from investing activities.....       559,452       (33l,205)
                                                ------------   ------------
Net cash flows from operating and
  investing activities.......................       (76,948)      (57l,853)
                                                ------------   ------------

The accompanying notes are an integral part of these financial statements.


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of debt...........         ---           12,950
Payments to retire debt......................       (24,355)       (23,573)
Issuance of common and treasury
  shares, including tax effects..............        70,368         86,538
Dividends on preferred stock.................       (17,750)          ---
                                                ------------   ------------
Net cash flows from financing activities.....        28,263         75,9l5
                                                ------------   ------------
Net decrease in cash and cash equivalents....       (48,685)      (495,938)
Cash and cash equivalents at the
  beginning of the year......................     1,180,863      1,643,l95
                                                ------------   ------------
Cash and cash equivalents at end of period...   $ 1,132,178    $ 1,147,257
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

                                 DIGITAL EQUIPMENT CORPORATION
                                 (Registrant)


                                 By:  /s/ Vincent J. Mullarkey
                                    ___________________________________
                                    Vincent J. Mullarkey
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Duly Authorized Officer and
                                    Principal Financial Officer)

Dated:  March 13, 1995