Form 10-Q
period 1995-04-01
DIGITAL EQUIPMENT CORP
filed 1995-05-16
CIK 28887

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            for the quarterly period ended April 1, 1995

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, par value $1, outstanding as of April 1, 1995: 146,839,030.

                         DIGITAL EQUIPMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands except per share data)

                                                     Three-Month Period Ended
                                                   ----------------------------
                                                     April 1,          April 2,
                                                       1995              1994
                                                   ----------        ----------
REVENUES
Product sales..................................    $1,961,450        $1,749,621
Service and other revenues.....................     1,506,014         1,509,168
                                                   ----------        ----------

TOTAL OPERATING REVENUES.......................     3,467,464         3,258,789
                                                   ----------        ----------
COSTS AND EXPENSES
Cost of product sales..........................     1,399,155         1,210,478
Service expense and cost of other revenues.....       953,317           946,800
Research and engineering expenses..............       251,167           316,767
Selling, general and administrative expenses...       777,664           954,903
                                                   ----------        ----------

Operating income/(loss)........................        86,161          (170,159)
Interest income................................        16,479             8,697
Interest expense...............................        23,756            16,543
                                                   ----------        ----------

INCOME/(LOSS) BEFORE INCOME TAXES..............        78,884          (178,005)
Provision for income taxes.....................         5,144             5,301
                                                   ----------        ----------

NET INCOME/(LOSS)..............................        73,740          (183,306)
Dividend on preferred stock....................         8,875             1,775
                                                   ----------        ----------
NET INCOME/(LOSS) APPLICABLE TO COMMON
     STOCK ...................................     $   64,865        $ (185,081)
                                                   ==========        ==========
NET INCOME/(LOSS) APPLICABLE
     PER COMMON SHARE (1)......................    $     0.44        $    (1.34)
                                                   ==========        ==========

     (1) Net income applicable per common share is based on the weighted average number of common shares and common share equivalents outstanding during the period: 147,961,418 for the three months ended April 1, 1995.
Net loss applicable per common share is based only on the weighted average number of common shares outstanding during the period: 137,897,533 shares for the three months ended April 2, 1994. See page 8 of this report.

     Cash dividends on common stock have never been paid by the Corporation.

     The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands except per share data)

                                                     Nine-Month Period Ended
                                                  -----------------------------
                                                    April 1,          April 2,
                                                      1995              1994
                                                  -----------       -----------
REVENUES
Product sales..................................   $ 5,484,094       $ 4,966,549
Service and other revenues.....................     4,579,101         4,561,267
                                                  -----------       -----------

TOTAL OPERATING REVENUES.......................    10,063,195         9,527,816
                                                  -----------       -----------
COSTS AND EXPENSES
Cost of product sales..........................     3,930,101         3,304,185
Service expense and cost of other revenues.....     2,927,025         2,859,150
Research and engineering expenses..............       787,051           962,432
Selling, general and administrative expenses...     2,483,188         2,735,798
                                                  -----------       -----------

Operating loss.................................       (64,170)         (333,749)
Interest income................................        37,972            37,981
Interest expense...............................        63,050            51,577
                                                  -----------       -----------
LOSS BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES...       (89,248)         (347,345)
Provision for income taxes.....................        13,203            11,332
                                                  -----------       -----------
LOSS BEFORE CUMULATIVE EFFECT OF
   CHANGES IN ACCOUNTING PRINCIPLES............      (102,451)         (358,677)
(BENEFIT)/CHARGE DUE TO CUMULATIVE EFFECT OF
   CHANGES IN ACCOUNTING PRINCIPLES............       (64,503)           51,026
                                                  -----------       -----------

NET LOSS.......................................       (37,948)         (409,703)
Dividends on preferred stock...................        26,625             1,775
                                                  -----------       -----------

NET LOSS APPLICABLE TO COMMON STOCK............   $   (64,573)      $  (411,478)
                                                  ===========       ===========
PER COMMON SHARE (1):
LOSS APPLICABLE BEFORE CUMULATIVE EFFECT
   OF CHANGES IN ACCOUNTING PRINCIPLES.........   $     (0.90)      $     (2.64)
CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING
   PRINCIPLES..................................          0.45             (0.38)
                                                  -----------       -----------

NET LOSS APPLICABLE PER COMMON SHARE ..........   $     (0.45)      $     (3.02)
                                                  ===========       ===========

     (1) Net loss applicable per common share is based on the weighted average number of common shares outstanding during the period: 143,983,819 shares for the nine months ended April 1, 1995 and 136,312,098 shares for the nine months ended April 2, 1994. See page 9 of this report.

     Cash dividends on common stock have never been paid by the Corporation.

     The accompanying notes are an integral part of these financial statements.



                         DIGITAL EQUIPMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)

                                                      April 1,         July 2,
                                                        1995            1994
                                                    -----------     -----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents........................   $ 1,464,933     $ 1,180,863
Accounts receivable, net of allowances
   of $118,002 and $111,925......................     3,083,853       3,318,854
Inventories
   Raw materials.................................       552,438         476,172
   Work-in-process...............................       510,204         605,503
   Finished goods................................     1,031,063         982,303
                                                    -----------     -----------

Total inventories................................     2,093,705       2,063,978
Prepaid expenses and deferred income taxes.......       316,050         324,676
                                                    -----------     -----------

TOTAL CURRENT ASSETS.............................     6,958,541       6,888,371
                                                    -----------     -----------

Property, plant and equipment, at cost...........     6,025,309       7,020,889
Less accumulated depreciation....................     3,485,886       3,891,400
                                                    -----------     -----------

Net property, plant and equipment................     2,539,423       3,129,489
Other assets.....................................       462,086         561,911
                                                    -----------     -----------

TOTAL ASSETS.....................................   $ 9,960,050     $10,579,771
                                                    ===========     ===========

The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION

                            (Dollars in thousands)

                                                       April 1,        July 2,
                                                         1995           1994
                                                    -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans and current portion
  of long-term debt.............................    $   13,304     $    32,614
Accounts payable................................     1,083,394       1,197,350
Income taxes payable............................        19,142          20,753
Salaries, wages and related items...............       578,121         619,756
Deferred revenues and customer advances.........     1,218,480       1,239,792
Accrued restructuring costs.....................       693,907       1,351,075
Other current liabilities.......................       835,300         594,925
                                                    ----------     -----------

TOTAL CURRENT LIABILITIES.......................     4,441,648       5,056,265
                                                    ----------     -----------

Deferred income taxes...........................         4,758           4,758
Long-term debt..................................     1,012,750       1,010,680
Postretirement and other postemployment
  benefits......................................     1,199,666       1,228,269
                                                    ----------     -----------

TOTAL LIABILITIES...............................     6,658,822       7,299,972
                                                    ----------     -----------
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value;
  authorized 25,000,000 shares;
  4,000,000 shares of Series A 8-7/8%
  Cumulative Preferred Stock issued and
  outstanding...................................         4,000           4,000
Common stock, $1.00 par value; authorized
  450,000,000 shares, 146,839,030 and
  142,287,078 shares issued and outstanding.....       146,839         142,287
Additional paid-in capital......................     3,471,490       3,390,040
Retained deficit................................      (321,101)       (256,528)
                                                    ----------     -----------

TOTAL STOCKHOLDERS' EQUITY......................     3,301,228       3,279,799
                                                    ----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY.........................................    $9,960,050     $10,579,771
                                                    ==========     ===========

The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)

                                                        Nine-Month Period Ended
                                                      --------------------------
                                                       April 1,        April 2,
                                                         1995            1994
                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss..........................................   $  (37,948)     $ (409,703)
Adjustments to reconcile net loss to
 net cash used by operating activities:
  Depreciation....................................      387,248         439,989
  Amortization....................................       51,318          82,952
  Net gain on disposition of
   investments and other assets...................      (33,505)              -
  Other adjustments to net loss...................      (80,793)        104,577
  Decrease in accounts receivable.................      180,136          95,064
  Increase in inventories.........................     (291,917)       (409,693)
  Decrease in prepaid expenses....................        5,373          85,759
  Increase/(decrease) in accounts payable.........      (80,626)         54,624
  Decrease in taxes...............................       (2,364)        (67,654)
  Increase in salaries, wages, benefits
   and related items..............................       85,860         223,836
  Increase/(decrease) in deferred revenues and
   customer advances..............................      (13,157)         18,629
  Decrease in accrued restructuring costs.........     (657,168)       (507,948)
  Increase/(decrease) in other
   current liabilities............................      173,702         (76,486)
                                                     ----------      ----------

Total adjustments.................................     (275,893)         43,649
                                                     ----------      ----------

Net cash flows from operating activities..........     (313,841)       (366,054)
                                                     ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property, plant and equipment.......     (265,000)       (514,382)
Proceeds from the disposition of net
  property, plant and equipment...................      138,212          76,250
Investment in other assets........................      (30,872)        (61,144)
Proceeds from the disposition of other
  assets..........................................      727,008          23,516
                                                     ----------      ----------

Net cash flows from investing activities..........      569,348        (475,760)
                                                     ----------      ----------
Net cash flows from operating and
  investing activities............................      255,507        (841,814)
                                                     ----------      ----------

The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION

                            (Dollars in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of debt..............         9,107         11,017
Payments to retire debt.........................       (26,450)       (22,749)
Issuance of preferred and common
  shares, including tax effects.................        72,531        473,902
Dividends on preferred stock....................       (26,625)             -
                                                    ----------     ----------
Net cash flows from financing activities........        28,563        462,170
                                                    ----------     ----------
Net increase/(decrease) in cash
  and cash equivalents..........................       284,070       (379,644)
Cash and cash equivalents at the
  beginning of the year.........................     1,180,863      1,643,195
                                                    ----------     ----------
Cash and cash equivalents at end of period......    $1,464,933     $1,263,551
                                                    ==========     ==========

The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION

    COMPUTATION OF NET INCOME/(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

                 (Dollars in thousands except per share data)

                                                    Three-Month Period Ended
                                                 ------------------------------
                                                   April 1,          April 2,
                                                     1995              1994
                                                 ------------      ------------
Net income/(loss) applicable to common and
common equivalent shares.......................  $     64,865      $   (185,081)
                                                 ============      ============

Weighted average number of common shares
outstanding during the period..................   146,290,810       137,897,533

Common stock equivalents from application
of "treasury stock" method to unexercised
and outstanding stock options..................     1,670,608               -
                                                 ------------      ------------
Total weighted average number of common
and common equivalent shares outstanding
during the period..............................   147,961,418       137,897,533
                                                 ============      ============
Net income/(loss) applicable per common
and common equivalent share....................  $       0.44      $      (1.34)
                                                 ============      ============

The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION

        COMPUTATION OF NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

                 (Dollars in thousands except per share data)

                                                     Nine-Month Period Ended
                                                  ----------------------------
                                                   April 1,          April 2,
                                                     1995              1994
                                                  ----------        ----------
Net loss applicable to common and
common equivalent shares.......................  $    (64,573)     $   (411,478)
                                                 ============      ============
Weighted average number of common shares
outstanding during the period..................   143,983,819       136,312,098

Common stock equivalents from application
of "treasury stock" method to unexercised
and outstanding stock options..................           -                 -
                                                 ------------      ------------

Total weighted average number of common
and common equivalent shares outstanding
during the period..............................   143,983,819       136,312,098
                                                 ============      ============
Net loss applicable per common
and common equivalent share.................... $       (0.45)    $       (3.02)
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

Note B - Restructuring Actions

During the first nine months of fiscal 1995, restructuring actions resulted in approximately 6,600 employee separations, not including employees transferred in connection with divestments. While some restructuring actions remain to be implemented in the fourth quarter of fiscal 1995 and the first half of fiscal 1996, the number of involuntary separations is expected to be lower than originally planned. However, associated cost savings have been offset by an increase in estimated separation costs for certain non-U.S. employees. In total, the estimated cost for employee separations remains unchanged. During the first nine months of fiscal 1995, the Corporation incurred costs of approximately $430 million for employee separations, net of postretirement benefits curtailment gains. Cash expenditures for employee separations were approximately $482 million for the first nine months of fiscal 1995.

The Corporation's experience in property dispositions in the first nine months of fiscal 1995 has been favorable to plan on a cost per square-foot basis. However, the square footage to be disposed of is expected to somewhat exceed the original plan. In total, the estimated cost of facilities and related actions is unchanged. During the first nine months of fiscal 1995, the Corporation incurred expenses of $227 million for facilities and other costs. During the first nine months of fiscal 1995, the Corporation sold, or entered into agreements to sell, approximately 4.6 million square feet of space, including the Corporation's former headquarters facilities in Maynard, Massachusetts, generating approximately $134 million of cash proceeds. After cash expenditures of $90 million for facilities and related costs, the Corporation generated net cash proceeds of $44 million from the disposition of facilities.

Note C - Investing Activities

The Corporation adopted SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities, effective July 3, 1994. SFAS No. 115 expands the use of fair value accounting for certain debt and equity securities. The Corporation recorded a one-time benefit of $65 million, or $0.46 per common share, in the first quarter from unrealized gains on long-term investments.

During the first quarter the Corporation sold all of its shares of Ing. Olivetti & C. S.p.A. common stock for approximately $149 million.

Note D - Litigation

Several purported class action lawsuits were filed in the fourth quarter of fiscal 1994 against the Corporation and certain directors and officers alleging violations of the federal securities laws arising from alleged misrepresentations and omissions in connection with the Corporation's issuance and sale of Series A 8-7/8% Cumulative Preferred Stock and the Corporation's financial results for the quarter ended April 2, 1994. Plaintiffs' counsel have agreed to dismiss claims against all but two of the defendants who served as directors or officers of the Corporation during the third quarter of fiscal 1994.


Note E - Divestments

At the end of the third quarter, the Corporation sold its contract manufacturing business to SCI Systems, Inc. for net proceeds of approximately $75 million. Assets sold included approximately $47 million of inventory and $20 million of net property, plant and equipment, including a manufacturing plant in Augusta, Maine. Approximately 700 employees were transferred to SCI Systems, Inc. at the time of the sale.

During the second quarter, the Corporation sold its magnetic disk drive, tape drive, solid state disk and thin-film heads businesses (the "Business") to Quantum Corporation ("Quantum") for an aggregate purchase price of $360 million, generating net proceeds of $348 million. Assets sold included approximately $180 million of inventory and $154 million of net property, plant and equipment, including facilities in Shrewsbury, Massachusetts and Penang, Malaysia, as well
as the Corporation's interest in Rocky Mountain Magnetics, Inc.   Quantum is
leasing facilities owned by the Corporation in Colorado Springs, Colorado and leased by the Corporation in Batam, Indonesia. Approximately 3,100 employees were transferred to Quantum upon sale of the Business.

Also during the second quarter, the Corporation sold its relational database business and related assets (the "Assets") to Oracle Corporation for net proceeds of $107 million. Approximately 250 employees were transferred to Oracle Corporation upon sale of the Assets.

In December 1994, the Corporation entered into an agreement to sell its South Queensferry, Scotland semiconductor facility and related assets to a subsidiary of Motorola, Inc. The transaction is expected to close around the end of fiscal 1995.


Note F - Debt

As previously disclosed, the Corporation has in place a multi-year agreement with a major financial institution which allows the Corporation to sell an undivided ownership interest in its domestic trade accounts receivable. During the quarter, the Corporation elected to amend the purchase limit under the agreement from $600 million to $500 million. No interests in the receivables have been sold.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION

As an aid to understanding the Corporation's operating results, the following tables indicate the percentage relationships of income and expense items included in the statements of operations for the most recent quarter and nine-month period ended April 1, 1995 and the corresponding quarter and nine-month period ended April 2, 1994 of the preceding fiscal year and the percentage changes in those items for such periods.
Components of total costs of operating revenues are shown as percentages of their related revenues.

                                                  Income and Expense Items
                                                     as a Percentage of
                                                Total Operating Revenues (a)
                                     --------------------------------------------------------
                                     Three-Month Period Ended       Nine-Month Period Ended
                                     -------------------------     --------------------------
Income and                             April 1,       April 2,       April 1,        April 2,
Expense Items                            1995           1994           1995            1994
- - ----------------------------------   -----------    -----------     -----------    -----------
Product sales                            56.6%         53.7%           54.5%          52.1%
Service and other revenues               43.4%         46.3%           45.5%          47.9%
                                     -----------    ----------      ----------     -----------
Total operating revenues                100.0%        100.0%          100.0%         100.0%
                                     -----------    ----------      ----------     -----------
Cost of product sales                    71.3%         69.2%           71.7%          66.5%
Service expense and cost
  of other revenues                      63.3%         62.7%           63.9%          62.7%
Total cost of operating
  revenues                               67.8%         66.2%           68.1%          64.7%
Research and engineering
  expenses                                7.2%          9.7%            7.8%          10.1%
Selling, general and
  administrative expenses                22.4%         29.3%           24.7%          28.7%
                                     -----------     ----------     ----------     -----------
Operating income/(loss)                   2.5%         (5.2%)          (0.6%)         (3.5%)
Interest income                           0.5%          0.3%            0.4%           0.4%
Interest expense                          0.7%          0.5%            0.6%           0.5%
                                     -----------     ----------     ----------     -----------
Income/(loss) before income
  taxes and cumulative
  effect of changes in
  accounting principles                   2.3%         (5.5%)          (0.9%)         (3.6%)
Provision for income taxes                0.1%          0.2%            0.1%           0.1%
                                     -----------     ----------     ----------     -----------
Income/(loss) before
  cumulative effect of
  changes in accounting
  principles                              2.1%         (5.6%)          (1.0%)         (3.8%)
(Benefit)/charge due to
  cumulative effect of changes
  in accounting principles                 -             -             (0.6%)          0.5%
                                     -----------     ----------     ----------     -----------
Net income/(loss)                         2.1%         (5.6%)          (0.4%)         (4.3%)
Dividends on preferred
  stock                                   0.3%          0.0%            0.3%           0.0%
                                     -----------     ----------     ----------     -----------
Net income/(loss)
  applicable to
  common stock                            1.9%         (5.6%)          (0.6%)         (4.3%)
                                     ===========     ==========     ==========     ===========

Note (a) Percentage of operating revenues may not be additive due to rounding.

                                                   Percentage Increases/
                                                        (Decreases)
                                               -------------------------------
                                                Three-Month       Nine-Month
                                               Period Ended      Period Ended
                                               April 1, 1995     April 1, 1995
                                                    vs.               vs.
Income and Expense Items                       April 2, 1994     April 2, 1994
- - ---------------------------------------        -------------     -------------
Product sales                                           12%                10%
Service and other revenues                               0%                 0%
Total operating revenues                                 6%                 6%

Cost of product sales                                   16%                19%
Service expense and cost of other
  revenues                                               1%                 2%
Total cost of operating revenues                         9%                11%
Research and engineering expenses                      (21%)              (18%)
Selling, general and administrative
  expenses                                             (19%)               (9%)

Operating income/(loss)                               100+%               (81%)
Interest income                                         89%                 0%
Interest expense                                        44%                22%

Income/(loss) before income taxes and
  cumulative effect of changes in
  accounting principles                               100+%               (74%)

Provision for income taxes                              (3%)               17%

Income/(loss) before cumulative effect
  of changes in accounting principles                 100+%               (71%)
(Benefit)/charge due to cumulative
  effect of changes in accounting
  principles                                            -                   NM
Net income/(loss)                                     100+%               (91%)

Dividends on preferred stock                          100+%              100+%

Net income/(loss) applicable
  to common stock                                     100+%               (84%)

NM = Not meaningful

REVENUES

Total operating revenues for the first nine months of fiscal 1995 were $10.1 billion, up 6% from the comparable period a year ago. Total operating revenues included product sales of $5.5 billion and service and other revenues of $4.6 billion. Operating revenues from customers outside the United States were $6.5 billion or 64% of total operating revenues, compared with $5.9 billion or 62% of total operating revenues for the first nine months of fiscal 1994. The increase in non-U.S. revenues was due principally to increased operating revenues from the Asia Pacific region.

Total operating revenues for the third quarter of fiscal 1995 were $3.5 billion, up 6% from the comparable period a year ago. Total operating revenues included product sales of $2.0 billion and service and other revenues of $1.5 billion. Operating revenues from customers outside the United States were $2.3 billion or 66% of total operating revenues, compared with $2.0 billion or 63% of total operating revenues for the third quarter of fiscal 1994.

Product sales for the first nine months and the third quarter were up 10% and 12%, respectively, from the comparable periods a year ago, due principally to increased demand for Alpha-based systems and Intel-based personal computers. During the third quarter of fiscal 1995, Alpha-based systems revenue increased to 22% of product sales, up from 15% for the comparable quarter last year, and revenues from the sale of Intel-based personal computers represented approximately 30% of product sales, up from 22% for the third quarter a year ago. VAX systems revenues declined from 17% to 10% of product sales from the third quarter of fiscal 1994 to the third quarter of fiscal 1995. Continued increased demand for the Corporation's UNIX-based offerings contributed to the growth in Alpha-based systems revenue for the quarter. New products and expanded distribution channels contributed to increased demand for the Corporation's personal computer products.

Historically, the Corporation has experienced some seasonality in revenues, with a higher level of product sales in the fiscal fourth quarter. The expanded use of indirect channels of distribution generally has moderated, and is expected to continue to moderate, the seasonality of the Corporation's product sales.

Service and other revenues for the first nine months and the third quarter were essentially flat compared with the same periods of fiscal 1994. Increased revenue associated with the maintenance and support of Alpha-based systems and other vendors' products offset lower levels of revenue from the Corporation's VAX systems maintenance business.

During the first nine months of fiscal 1995, the Corporation sold portions of its storage business, its relational database business, a software distribution subsidiary and a contract manufacturing business (see Note E). In fiscal 1994, these businesses represented approximately 5% of the total consolidated operating revenues and had an immaterial effect on the consolidated results of operations. In addition, as part of the Corporation's ongoing restructuring actions, the Corporation transferred part of its business in Germany to a new independent, employee-owned company, effective as of October 1, 1994. In fiscal 1994, this business represented less than 1% of the total consolidated operating revenues and had an immaterial effect on the consolidated results of operations. After adjusting for divestments, during the first nine months and the third quarter, the Corporation experienced revenue growth in each of its major geographies, compared with the same periods last year.

EXPENSES AND PROFIT MARGINS

Product gross margin was 28.3% and 28.7% of product sales for the first nine months and the third quarter, respectively, compared with 33.5% and 30.8% for the same periods last year and 30.5% in the second quarter of fiscal 1995. The decline in product gross margin was due to several factors, including a continuation of the shift in the Corporation's product sales toward lower-end, industry-standard systems which typically carry lower margins, as well as greater use of indirect distribution channels.

Service gross margin was 36.1% and 36.7% of services and other revenues for the first nine months and the third quarter respectively, compared with 37.3% for both the first nine months and third quarter a year ago. Although a higher percentage of service revenues was attributable to multivendor and other service offerings which generally carry lower gross margins than the Corporation's traditional hardware maintenance business, the Corporation maintained service gross margin due principally to increased efficiency in service delivery.

Research and engineering (R&E) expenses totaled $787 million and $251 million for the first nine months and the third quarter, respectively, representing a decrease of 18% and 21%, respectively, from the comparable periods a year ago. The decrease in R&E expenses was due principally to the elimination of redundant engineering efforts and streamlined product offerings. The decrease in R&E expenses for the first nine months and the third quarter also was partially attributable to divestments.

Selling, general and administrative (SG&A) expenses decreased 9% to $2.5 billion for the first nine months from $2.7 billion for the comparable period last year. For the quarter, SG&A expenses totaled $778 million, down 19% from $955 million for the third quarter of fiscal 1994. The decrease in SG&A expenses for the first nine months and the third quarter was due principally to restructuring actions.

At the end of fiscal 1994, the Corporation approved a restructuring plan intended to create a more competitive cost structure. The plan called for reducing employee population to a target level of approximately 60,000 employees. The plan also called for reducing the Corporation's facilities by approximately 10 million square feet. While certain restructuring actions remain to be implemented in the fourth quarter of fiscal 1995 and in fiscal 1996, the Corporation expects to meet or exceed the objectives of the plan and the total cost of the planned restructuring actions remains unchanged (see Note
B).

Interest income for the first nine months and the quarter was $38 million and $16 million, respectively, reflecting higher cash balances and higher interest rates. Interest expense was $63 million for the first nine months and $24 million for the third quarter. Interest expense for the third quarter of fiscal 1995 was increased by the differential accrued on interest rate swap agreements relating to $750 million of long-term debt, while interest expense for all other periods presented was reduced by the differential received on the same interest rate swap agreements.

Income tax expense for the first nine months and the third quarter of fiscal 1995 was $13 million and $5 million, respectively. Income tax expense reflects several factors, including income taxes provided for profitable non-U.S. operations, benefit taken for net operating loss carryforwards in certain non-U.S. operations and an inability to recognize currently U.S. and certain non-U.S. tax benefits from operating losses.

The Corporation enters into foreign exchange option and forward contracts on a continuing basis for periods consistent with its committed exposures. This program is designed to limit potential losses from adverse exchange rate movements on operations and to mitigate the effect of foreign currency movements on the U.S. dollar value of asset and liability positions of non-U.S. subsidiaries. The foreign exchange option and forward contracts generally have maturities which do not exceed three months. During the first nine months and the third quarter, the net effect of currency exchange rate movements on consolidated results of operations was slightly positive.

The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115 - Accounting for Certain Investments in Debt and Equity Securities, effective July 3, 1994. There was no cash flow impact from the adoption of SFAS No. 115 (see Note C).

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that an impairment loss be recognized for long-lived assets and certain identifiable intangibles when circumstances indicate that the carrying amount of an asset may not be recoverable. The Corporation must adopt SFAS No. 121 by fiscal year 1997. The Corporation has not adopted SFAS No. 121, and has not yet determined the impact of such adoption on the Corporation's consolidated financial position or results of operations. Adoption of SFAS No. 121 will have no cash flow impact on the Corporation.

AVAILABILITY OF FUNDS TO SUPPORT CURRENT AND FUTURE OPERATIONS AND SPENDING FOR OPERATIONS

Cash and cash equivalents totaled $1.5 billion at the end of the third quarter, up from $1.2 billion at the end of fiscal 1994.

Net cash used for operating activities was $314 million for the first nine months, due principally to restructuring activities (see Note B) and increased inventory. Cash used was offset by a decrease in accounts receivable.

Net cash flows generated from investing activities was $569 million for the first nine months of fiscal 1995. During the first nine months, the Corporation sold all of its shares of Ing. Olivetti & C. S.p.A. common stock, portions of its storage business, its relational database business, a software distribution subsidiary, a contract manufacturing business and other assets generating approximately $727 million in cash proceeds. The sale of property, plant and equipment generated an additional $138 million in cash proceeds. Capital spending was $265 million, compared with $514 million for the same period last year, due principally to continued efforts to focus and control all spending in the Corporation.

Net cash flows from financing activities in the first nine months were $29 million, due principally to the issuance of stock under the Corporation's employee stock purchase plans, offset by the reduction of debt and the payment of dividends on preferred stock issued in the third quarter of fiscal 1994.

For the first nine months of fiscal 1995, cash expenditures for restructuring activities were $438 million, net of proceeds of $134 million from the sale of property, plant and equipment. Cash expenditures for the first nine months were less than originally projected due to lower than anticipated facilities-related costs, deferral of cash payments for employee separation actions and higher than originally estimated cash proceeds from the sale of property, plant and equipment associated with restructuring actions. Due principally to higher than anticipated proceeds from the sale of facilities, the Corporation currently estimates that the total cash expenditures for the restructuring plan will be approximately $900 million to $1 billion. Net cash required for restructuring actions in the fourth quarter of fiscal 1995 is expected to be approximately $100 million, with the remainder of required cash expected to be expended principally in fiscal 1996 (see Note B).

The Corporation's need for, cost of and access to funds are dependent on future operating results, as well as conditions external to the Corporation. The Corporation historically has maintained a conservative capital structure, and believes that its current cash position and its sources of and access to capital are adequate to support planned restructuring actions and operations.

                                     * * * *

The accompanying consolidated balance sheets, statements of operations and statements of cash flows reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the consolidated financial position at April 1, 1995 and the consolidated results of operations and the consolidated statements of cash flows for the interim periods ended April 1, 1995 and April 2, 1994.


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

                                         DIGITAL EQUIPMENT CORPORATION
                                           (Registrant)


                                          By  /s/Vincent J. Mullarkey
                                              -----------------------
                                              Vincent J. Mullarkey
                                              Vice President, Finance and
                                              Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)


      May 15, 1995