Form 10-K405
period 1995-07-01
DIGITAL EQUIPMENT CORP
filed 1995-09-22
CIK 28887

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE FISCAL YEAR ENDED JULY 1, 1995
                                      or

( ) Transition report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
     For the transition period from       to      .

Commission file number 1-5296

                         Digital Equipment Corporation
                         -----------------------------
            (Exact name of registrant as specified in its charter)


Massachusetts                                           04-2226590
--------------                                          ----------
(State or other jurisdiction of          (I.R.S.  Employer Ident. No.)
incorporation or organization)

111 Powdermill Road, Maynard, Massachusetts             01754-1499
-------------------------------------------             ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (508) 493-5111
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class            Name of each exchange on which registered (a)
-------------------            ---------------------------------------------
Common Stock, par value $1             New York Stock Exchange
per share                              Pacific Stock Exchange
                                       Chicago Stock Exchange

Depositary shares each representing    New York Stock Exchange
one-fourth of a share of 8-7/8%
Series A Cumulative Preferred Stock,
par value $1 per share

(a) In addition, shares of Common Stock of the registrant are listed on certain stock exchanges in Switzerland and Germany.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

As of September 11, 1995, 150,443,245 shares of the registrant's Common Stock, par value $1, were issued and outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 11, 1995 was approximately $6.5 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1995 Annual Report to Stockholders are incorporated by reference in Part II hereof.

Portions of the registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders, scheduled to be held on November 9, 1995, are incorporated by reference in Part III hereof.

                                    PART I

ITEM 1.  BUSINESS.

GENERAL

     Digital Equipment Corporation, a Massachusetts corporation founded in 1957, is one of the world's largest suppliers of networked computer systems and components, software and services and a world leader in the development and implementation, directly and through partners, of client/server solutions for open computing environments. The Corporation offers a full range of desktop, client/server and production systems and related components, peripheral equipment, software and services used in a wide variety of applications, industries and computing environments. The Corporation does business in more than 100 countries, deriving more than 60% of its revenue from outside of the United States and developing and manufacturing products in the Americas, Europe and Asia-Pacific.

     The term "Corporation" when used herein refers to Digital Equipment Corporation or Digital Equipment Corporation and its subsidiaries, as required by the context.

     For the last five fiscal years, the percentage of total operating revenues contributed by the Corporation's principal classes of products was as follows:

                              1995     1994      1993      1992      1991
                              ----     ----      ----      ----      ----
Product sales                 55.1%    53.5%     52.8%     55.2%     59.7%
Service and other revenues    44.9%    46.5%     47.2%     44.8%     40.3%
                              -----    -----     -----     -----     -----
                              100.0%   100.0%    100.0%    100.0%    100.0%
                              ======   ======    ======    ======    ======

     Service and other revenues are derived principally from Digital and multivendor hardware and software product services and systems integration services.

PRODUCTS

     Most of the Corporation's systems are general purpose digital computers, designed to perform, interpret and record computations on collected data or act as servers providing computing resources across a network. The Corporation offers a broad range of computer clients and servers based on Digital's Alpha/(TM)/ and VAX/(R)/ architectures, and the Intel/(R)/ X86 and Pentium/(R)/ architectures.

     ALPHA-BASED SYSTEMS: The Corporation's 64-bit, reduced instruction set computing ("RISC") architecture known as "Alpha/(TM)/" is designed to support multiple operating systems and to be the foundation for a leading high performance computer system family. The Corporation offers a complete line of Alpha-based products, ranging from chips and boards to high performance workstations and servers to larger general purpose computer systems. Alpha supports three major operating systems: Digital UNIX/(R)/-- the Corporation's 64-bit UNIX/(R)/ operating system, the Corporation's OpenVMS/(TM)/ operating system and Microsoft Corporation's ("Microsoft") Windows NT/(R)/ operating system. The

Corporation is working with Microsoft to develop an integrated systems environment and to provide a comprehensive set of tools and utilities that will enable customers and software developers to write applications on Windows NT and deploy them easily on both Windows NT and OpenVMS.

     In April 1995, the Corporation introduced a new line of high performance database servers, the AlphaServer 8400 and 8200 systems, which, when running 64-bit applications for data warehousing from the Corporation's software partners, process data significantly faster than current 32-bit enterprise systems. Shortly after the close of the fiscal year, the Corporation also introduced a new line of high performance Alpha workstations.

     VAX AND INTEL-BASED SYSTEMS: The Corporation's offerings include a line of VAX systems and servers, from VAXstation/(TM)/ workstations to high performance servers which support the Corporation's OpenVMS operating system.

     In addition, the Corporation offers a full range of Intel-based and industry compatible personal computers, servers and network hardware and desktop integration products. These products support Microsoft's Windows/(R)/, Windows NT and Windows 95/(R)/ operating systems.

     STORAGE SYSTEMS AND OTHER INDUSTRY-COMPATIBLE PRODUCTS: During the fiscal year, the Corporation sold to Quantum Corporation portions of its storage business, including its magnetic disk drive, tape drive, solid state disk and thin-film heads businesses. The Corporation continues to offer its StorageWorks family of peripheral and data storage products which are designed to provide high-performance, flexible and scalable enterprise-wide storage solutions in multivendor environments.

     The Corporation is also a manufacturer and supplier of video terminals, printers and network components, such as hubs, routers and switches. The Corporation's enVISN (Enterprise Virtual Intelligent Switched Network) open network architecture creates flexible virtual networks linking users in different groups and sites by combining virtual LAN (local area network) technology, distributed routing and high speed switching with centralized, policy-based administration.

     SOFTWARE: The Corporation designs, develops or acquires from third parties and distributes under license various software products for use on its computer systems and computer systems from other vendors. The Corporation, independently and through partners, offers software products consisting of operating systems, communication and networking software, run-time services (such as data/information handling and graphical user interfaces), language compilers, productivity tools, production systems (including databases and transaction processing monitors), office and workgroup software frameworks, and other application software.

     The Corporation's software offerings are intended to promote open client/server computing and, to this end, are designed to industry-standard interfaces that enable applications to work across different platforms and operating systems and enable customers to integrate and manage multivendor environments. For example, the Corporation's Pathworks client and server products are designed to integrate the major network operating systems and provide users of personal computers with access to network resources and data. In addition, the Corporation has developed, in partnership with Microsoft, the Common Object Model, a set of software standards that are designed to enable software objects in different operating systems, data formats and geographical locations to work together across a network.

SERVICES

     The Corporation provides a comprehensive portfolio of technical consulting, systems integration and support services to help customers plan, implement and manage their information technology solutions.

     The Corporation's service offerings include maintenance and support services for the Corporation's products, as well as for products manufactured by other companies; information systems consulting; technical and application design services; education and customer training services; systems integration and project management services; network design and support services; and outsourcing and resource management services.

     The Corporation's services organizations provide a full range of multivendor customer services through a global network of employees and partners. The Corporation's many multivendor customer service arrangements include localized service to Microsoft customers and serving as a worldwide software maintenance provider for Novell Corporation and an interactive service provider for MicroAge, Inc.

1995 BUSINESS DEVELOPMENTS

     DIVESTMENTS: During fiscal year 1995, the Corporation divested certain non-core businesses. In addition to the sale of portions of the Corporation's storage business as described above, the Corporation sold its relational database business to Oracle Corporation. The Corporation also sold its South Queensferry, Scotland semiconductor facility to a subsidiary of Motorola, Inc., and its contract manufacturing business, including a manufacturing plant in Augusta, Maine, to SCI Systems, Inc. See Note J of Notes to Consolidated Financial Statements incorporated by reference herein, for further information on the Corporation's investing and divesting activities.

     MICROSOFT ALLIANCE: Shortly after the end of the fiscal year, the Corporation expanded its relationship with Microsoft. Among the components of this strategic alliance is an agreement by Microsoft to release Alpha versions of server software products and client software products simultaneously with releases for Intel-based and RISC-based platforms, respectively; commitment by the Corporation, with funding by Microsoft, to develop expanded and enhanced support and systems integration services focusing on Microsoft-based solutions, including the training of certified professionals to provide these services; the licensing by Microsoft of the Corporation's clustering technology for inclusion in future Microsoft clustering solutions for Windows NT; and the cross-licensing of patent portfolios to facilitate cooperation. The alliance also includes joint marketing and field engagement.

SALES AND DISTRIBUTION

     The Corporation directly sells, markets and supports its products and services through multiple locations throughout the world. Arrangements with third parties, including software developers, value added resellers (VARs) and authorized distributors, are an increasingly important part of the Corporation's focus on providing complete solutions to its customers and expanding distribution of its products and services through indirect channels.

     For the fiscal year ended July 1, 1995, approximately 3% of the Corporation's total operating revenues were derived directly from sales to various agencies of the U.S. Government, and no other customer of the Corporation accounted for more than 2% of total revenues.

     The Corporation believes that the dollar amount of backlog is not a meaningful indication of future revenues and historically has not published such data. It has been and continues to be the Corporation's objective to minimize the time from the receipt of a purchase order to delivery of the product.

INTERNATIONAL OPERATIONS

     Sales by the Corporation to customers outside the United States amounted to 65%, 62%, and 64% of total operating revenues for the fiscal years ended July 1, 1995, July 2, 1994, and July 3, 1993, respectively. International sales and marketing operations are conducted through subsidiaries, by direct sales from the parent company, by resellers and through various representative and distributorship arrangements.

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

     See Notes A, B, C and I of Notes to Consolidated Financial Statements, incorporated by reference herein, for further information on the Corporation's international operations, including financial information concerning the Corporation's operations by major geographical area.

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

ENVIRONMENTAL AFFAIRS

     The Corporation's facilities are subject to numerous laws and regulations designed to protect human health and safety and the environment. Under applicable state laws, the Corporation is incurring costs in connection with the investigation and remediation of certain properties owned and/or operated by the Corporation. Pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), as amended, the Corporation has been notified that it is a potentially responsible party ("PRP") for and is sharing the costs of investigating and cleaning up certain sites listed on the federal National Priorities List of Superfund Sites. In the opinion of the Corporation, compliance with these laws and regulations has not had and should not have a material effect on the capital expenditures, earnings or competitive position of the Corporation.

PATENTS

     The Corporation owns or is licensed under a number of patents and patent applications relating to its products. While the Corporation's portfolio of patents and patent applications is of significant value to the Corporation, the Corporation does not believe that any particular patent or group of patents is of material importance to the Corporation's business as a whole.

RESEARCH AND ENGINEERING

     The Corporation is in an industry which is characterized by rapid technological change. In the fiscal years ended July 1, 1995, July 2, 1994, and July 3, 1993, the Corporation spent $1.04 billion, $1.30 billion, and $1.53 billion, respectively, for research and engineering (R&E). Although the Corporation expects to continue its ongoing R&E efficiency initiatives, it also expects to continue to invest heavily in R&E to maintain and strengthen its competitive position.

EMPLOYEES

     The Corporation had 61,700 employees worldwide at July 1, 1995.

EXECUTIVE OFFICERS OF THE CORPORATION

     The following table sets forth the names and ages of the 11 executive officers of the Corporation and certain information relating to their positions held with the Corporation.

                                                                YEAR FIRST
NAME                    AGE     PRESENT TITLE                  BECAME OFFICER

Robert B. Palmer        55      Director; Chairman of the           1985
                                Board, President and Chief
                                Executive Officer
R. E. Caldwell          58      Vice President, Digital             1994
                                Semiconductor
Charles F. Christ       56      Vice President and General          1993
                                Manager, Components Division
Savino R.(Sid)Ferrales  45      Vice President, Worldwide Human     1995
                                Resources
Ilene B. Jacobs         48      Vice President and Treasurer        1985

Vincent J. Mullarkey    47      Vice President, Finance and         1992
                                Chief Financial Officer
Enrico Pesatori         54      Vice President and General          1993
                                Manager, Computer Systems Division
E. C. Mick Prokopis     53      Vice President and Corporate        1994
                                Controller
John J. Rando           43      Vice President and General          1993
                                Manager, Multivendor
                                Customer Services Division
Thomas C. Siekman       53      Vice President and General          1993
                                Counsel
William D. Strecker     51      Vice President, Advanced            1985
                                Technology Group and
                                Chief Technical Officer

---------------------

Executive officers of the Corporation are elected annually and hold office until the first meeting of the Board of Directors following the annual meeting of stockholders and until their successors have been chosen and qualified. All of the executive officers named have been officers or held managerial positions in the Corporation for at least the last five years, except Messrs. Ferrales, Pesatori and Prokopis. Prior to joining the Corporation, these officers held the following positions: Mr. Ferrales served as President of OMC Group, an organization and management consulting firm, from June 1994 to June 1995 and from January 1989 to June 1994 he was Vice President, Human Resources of Dell Computer Corporation. Mr. Pesatori had been President and Chief Executive Officer of Zenith Data Systems from January 1991 to January 1993; and from 1989 through 1990 he was Senior Vice President, Corporate Marketing of Ing. Olivetti & C. S.p.A.. Mr. Prokopis was self employed from November 1993 to July 1994; from July 1992 to November 1993 he served as Executive Vice President of Ziff Communications Corp., a publisher of computer-related magazines; from March 1992 to July 1992 he was Executive Vice President and Chief Financial Officer of MAST Industries, a subsidiary of and provider of sourcing services to The Limited, Inc.; and from 1989 to 1992 he was the Corporation's Finance Manager, Manufacturing, Engineering and Marketing.


ITEM 2.  PROPERTIES

     At the end of fiscal year 1995, the Corporation owned or leased approximately 32.9 million square feet of space worldwide. The Corporation occupied approximately 23.3 million square feet, leased or sub-leased to others approximately 2.0 million square feet, and due to restructuring actions, had vacant space of approximately 7.6 million square feet, most of which is available for sale or sub-lease. The total space owned or leased decreased by approximately 6.2 million square feet from the prior year. Approximately 52% of the occupied space is located in the United States; approximately 55% of the occupied space is owned. The Corporation's occupied facilities are substantially utilized, well maintained and suitable for the products and services offered by the Corporation.

ITEM 3.  LEGAL PROCEEDINGS

     During the fourth quarter of fiscal 1994, the Corporation was named as a defendant in several purported class action lawsuits filed in the U.S. District Court for the Southern District of New York and the U.S. District

Court for the District of Massachusetts alleging violations of the Federal securities laws arising from alleged misrepresentations and omissions in connection with the Corporation's issuance and sale of Series A 8-7/8% Cumulative Preferred Stock and the Corporation's financial results for the fiscal quarter ended April 2, 1994. The Massachusetts and New York lawsuits were all effectively consolidated into three cases, which were pending before the United States District Court for the District of Massachusetts. On August 8, 1995, the Massachusetts federal court granted the defendants' motion to dismiss all three cases in their entirety. On September 6, 1995, notices of appeal were filed in two of the cases.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     See the section entitled "Information on common stock," which is incorporated herein by reference, appearing on pages 55 and 56 of the Corporation's 1995 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA.

See the section entitled "Eleven-year financial summary," which is incorporated herein by reference, appearing on pages 26 and 27 of the Corporation's 1995 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

See the section entitled "Management's discussion and analysis of results of operations and financial condition," which is incorporated herein by reference, appearing on pages 28 through 31 of the Corporation's 1995 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data, which are incorporated herein by reference from the Corporation's 1995 Annual Report to Stockholders, are indexed under Item 14(a)(1). See also the financial statement schedules appearing herein, as indexed under Item 14(a)(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     See the section entitled "Election of Directors," which is incorporated herein by reference from the Corporation's Proxy Statement for its 1995 Annual Meeting of Stockholders. See also the section entitled "Executive Officers of the Corporation" appearing in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     See the section entitled "Executive Compensation," which is incorporated herein by reference from the Corporation's Proxy Statement for its 1995 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the sections entitled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" which are incorporated herein by reference from the Corporation's Proxy Statement for its 1995 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the section entitled "Certain Relationships and Related Transactions," which is incorporated herein by reference from the Corporation's Proxy Statement for its 1995 Annual Meeting of Stockholders.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

          (1) Financial statements which are incorporated herein by reference from the Corporation's 1995 Annual Report to
               Stockholders:

               Report of Independent Accountants (page 32).

               Consolidated Statements of Operations for fiscal years 1995, 1994 and 1993 (page 33).

               Consolidated Balance Sheets as at July 1, 1995 and July 2, 1994 (page 34).

               Consolidated Statements of Cash Flows for fiscal years 1995, 1994 and 1993 (page 35).

               Consolidated Statements of Stockholders' Equity for fiscal years 1995, 1994 and 1993 (page 36).

               Notes to Consolidated Financial Statements (pages 37 through
               51).

               Eleven-Year Financial Summary (pages 26 and 27).

               Quarterly Financial Data (page 51).

     The Corporation's 1995 Annual Report to Stockholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated herein by reference.

(2) Financial statement schedules:

                 Page

                 S-1      Report of Independent Accountants

                 S-2 II - Valuation and Qualifying Accounts and Reserves

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

       (b) - Articles of Amendment filed with the Secretary of State of the Commonwealth of Massachusetts on November 4, 1993 (filed as Exhibit
             4.3 to the Corporation's Registration Statement on Form S-3, No. 33-51987 and incorporated herein by reference).

       (c) - Certificate of Designation filed with the Secretary of State of the Commonwealth of Massachusetts on March 21, 1994 (filed as Exhibit
             4.1 to the Corporation's Report on Form 8-K filed on March 23, 1994 and incorporated herein by reference).

       (d) - By-laws of the Corporation, as amended.

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

     10(a) - 1968 Employee Stock Purchase Plan (filed as Exhibit 99 to the
             Corporation's Registration Statement on Form S-8, No. 33-56477 and incorporated herein by reference).*

       (b) - 1976 Restricted Stock Option Plan, as amended (filed as Exhibit 10(b) to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 27, 1992 and incorporated herein by reference).*

       (c) - 1981 International Employee Stock Purchase Plan (filed as Exhibit 99 to the Corporation's Registration Statement on Form S-8, No. 33-56479 and incorporated herein by reference).*

       (d) - 1985 Restricted Stock Option Plan, as amended (filed under cover of Form SE as Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the fiscal year ended July 1, 1989 and incorporated herein by reference).*

       (e) - 1990 Equity Plan (contained in the prospectus included in the Corporation's Registration Statement on Form S-8, No. 33-37631 and incorporated herein by reference).*

       (f) - 1990 Stock Option Plan for Nonemployee Directors, as amended.*

       (g) - Deferred Compensation Plan for Non-Employee Directors as Amended and Restated Effective 18 May 1987 and as further amended on 22 April 1991 (filed under cover of Form SE as Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 29, 1991 and incorporated herein by reference).*

       (h) - Retirement Arrangement for Non-Employee Directors, as amended.*

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

             Annual Report on Form 10-K for the fiscal year ended June 27, 1992 and incorporated herein by reference).*

       (k) - Letter Agreement from the Corporation to Enrico Pesatori dated as of February 2, 1993 (filed as Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the fiscal year ended July 2, 1994 and incorporated herein by reference).*

       (l) - Letter Agreement from the Corporation to Savino R. Ferrales dated as of May 18, 1995.*

       11  - Computation of net income/(loss) per share.

       13 - The Corporation's 1995 Annual Report to Stockholders, certain portions of which have been incorporated herein by reference.

       21  - List of Subsidiaries.

       23  - Consent of independent accountants.

       27  - Financial Data Schedule.


*Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K:

     None.

                                  SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                     DIGITAL EQUIPMENT CORPORATION
                                     (Registrant)

Date:  September 22, 1995        By /s/Robert B. Palmer
                                    -------------------
                                       ROBERT B. PALMER
                                       CHAIRMAN OF THE BOARD,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,
THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Signature                             Title                       Date
---------                             -----                       ----

                              Chairman of the Board,
                              President and Chief
                              Executive Officer
/s/ Robert B. Palmer          (Principal Executive
--------------------
ROBERT B. PALMER              Officer) and Director         September 22, 1995


                              Vice President, Finance
                              and Chief Financial Officer
/s/ Vincent J. Mullarkey      (Principal Financial
------------------------
VINCENT J. MULLARKEY          Officer)                      September 22, 1995

                              Vice President and
                              Corporate Controller
/s/ E.C. Prokopis             (Principal Accounting
-----------------
E.C. PROKOPIS                 Officer)                      September 22, 1995

/s/ Vernon R. Alden           Director                      September 22, 1995
-------------------
VERNON R. ALDEN

/s/ Philip Caldwell           Director                      September 22, 1995
-------------------
PHILIP CALDWELL


/s/ Colby H. Chandler         Director                      September 22, 1995
---------------------
COLBY H. CHANDLER

/s/ Arnaud de Vitry           Director                      September 22, 1995
-------------------
ARNAUD DE VITRY

__________________            Director                      September __, 1995
FRANK P. DOYLE

/s/ Robert R. Everett         Director                      September 22, 1995
---------------------
ROBERT R.  EVERETT

/s/ Kathleen F. Feldstein     Director                      September 22, 1995
-------------------------
KATHLEEN F. FELDSTEIN

/s/ Thomas P. Gerrity         Director                      September 22, 1995
---------------------
THOMAS P. GERRITY

/s/ Thomas L. Phillips        Director                      September 22, 1995
----------------------
THOMAS L. PHILLIPS

/s/ Delbert C. Staley         Director                      September 22, 1995
---------------------------
DELBERT C. STALEY

                       REPORT OF INDEPENDENT ACCOUNTANTS

     Our report on the consolidated financial statements of Digital Equipment Corporation has been incorporated by reference in this Form 10-K from page 32 of the 1995 Annual Report to Stockholders of Digital Equipment Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 10 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                  /s/ Coopers & Lybrand L.L.P.

                                                      COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
July 31, 1995

                                  SCHEDULE II
                         DIGITAL EQUIPMENT CORPORATION
                Valuation and Qualifying Accounts and Reserves
                                (In Thousands)

            Column A                       Column B      Column C         Column D          Column E        Column F
--------------------------------------------------------------------------------------------------------------------
                                         Balance at       Charged       Charged to        Deductions         Balance
                                          Beginning            to            Other              from       at end of
           Description                    of Period    Operations    Accts (Dr)/Cr      Reserves (a)          Period
--------------------------------------------------------------------------------------------------------------------
                                     ALLOWANCE FOR POSSIBLE LOSSES ON ACCOUNTS RECEIVABLE
YEAR ENDED:

July 01, 1995                               111,925        55,307           29,886 (b)        46,463         150,655

July 02, 1994                               110,764        50,247            1,286            50,372         111,925

July 03, 1993                               129,686        22,596           10,801 (c)        52,319 (d)     110,764

(a)  Uncollectible accounts and adjustments.
(b) Reclassification of reserves for product sales returns and other allowances.
(c) Reclassification of reserve from other current liabilities related to fiscal year 1991 acquisition.
(d) Includes write-offs of amounts reserved at time of acquisition of businesses in prior periods.