Form 10-Q
period 1995-09-30
DIGITAL EQUIPMENT CORP
filed 1995-11-13
CIK 28887

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          for the quarterly period ended SEPTEMBER 30, 1995

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, par value $1, outstanding as of September 30, 1995: 150,810,547.

                         DIGITAL EQUIPMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands except per share data)

                                                     Three-Month Period Ended
                                                ----------------------------------
                                                 September 30,        October 1,
                                                     1995                1994
                                                ---------------    ---------------
REVENUES
Product sales.................................   $   1,818,659      $   1,652,651
Service and other revenues....................       1,452,461          1,469,821
                                                ---------------    ---------------

TOTAL OPERATING REVENUES......................       3,271,120          3,122,472
                                                ---------------    ---------------

COSTS AND EXPENSES
Cost of product sales.........................       1,256,678          1,230,666
Service expense and cost of other revenues....         960,907            948,672
Research and engineering expenses.............         256,432            287,788
Selling, general and administrative expenses..         734,434            836,367
                                                ---------------    ---------------

Operating income/(loss).......................          62,669           (181,021)
Interest income...............................          17,527              7,026
Interest expense..............................          23,419             16,726
                                                ---------------    ---------------

INCOME/(LOSS) BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE.....................................          56,777           (190,721)
Provision for income taxes....................           8,606              4,352
                                                ---------------    ---------------

INCOME/(LOSS) BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE.............          48,171           (195,073)

Benefit due to cumulative effect of change
in accounting principle.......................             -               64,503
                                                ---------------    ---------------

NET INCOME/(LOSS)                                       48,171           (130,570)
Dividend on preferred stock...................           8,875              8,875
                                                ---------------    ---------------

NET INCOME/(LOSS) APPLICABLE TO COMMON
STOCK.........................................   $      39,296      $    (139,445)
                                                ===============    ===============

PER COMMON SHARE (1)
INCOME/(LOSS) APPLICABLE BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE......   $        0.26      $       (1.44)

BENEFIT DUE TO CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE.......................             -                 0.46

NET INCOME/(LOSS) APPLICABLE
PER COMMON SHARE..............................   $        0.26      $       (0.98)
                                                ===============    ===============

     (1) Net income applicable per common share is based on the weighted average number of common shares and common share equivalents outstanding during the period: 151,574,303 for the three months ended September 30, 1995. Net loss applicable per common share is based only on the weighted average number of common shares outstanding during the period: 141,609,402 shares for the three months ended October 1, 1994. See page 7 of this report.

     Cash dividends on common stock have never been paid by the Corporation.

     The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)

                                                 September 30,        July 1,
                                                     1995              1995
                                                ---------------    ---------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents....................    $   1,501,311      $   1,602,148
Accounts receivable, net of allowance
of $155,369 and $150,655.....................        3,048,120          3,219,082
Inventories
  Raw materials..............................          643,468            595,829
  Work-in-process............................          483,257            434,408
  Finished goods.............................        1,089,900          1,023,383
                                                ---------------    ---------------
Total inventories............................        2,216,625          2,053,620
Prepaid expenses, deferred income taxes
and other current assets.....................          336,068            397,047
                                                ---------------    ---------------

TOTAL CURRENT ASSETS.........................        7,102,124          7,271,897
                                                ---------------    ---------------

Property, plant and equipment, at cost.......        5,420,574          5,475,727
Less accumulated depreciation................       (3,183,058)        (3,207,005)
                                                ---------------    ---------------

Net property, plant and equipment............        2,237,516          2,268,722
Other assets.................................          404,058            406,533
                                                ---------------    ---------------

TOTAL ASSETS.................................    $   9,743,698      $   9,947,152
                                                ===============    ===============

The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION

                            (Dollars in thousands)

                                                 September 30,         July 1,
                                                     1995               1995
                                                ---------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans and current portion
of long-term debt.............................   $      13,201      $      14,371
Accounts payable..............................         951,056          1,113,160
Income taxes payable..........................          83,948             76,757
Salaries, wages and related items.............         543,992            562,442
Deferred revenues and customer advances.......       1,081,049          1,232,050
Accrued restructuring costs...................         392,847            492,046
Other current liabilities.....................         854,606            755,466
                                                ---------------    ---------------

TOTAL CURRENT LIABILITIES.....................       3,920,699          4,246,292
                                                ---------------    ---------------

Deferred income taxes.........................           4,158                 16
Long-term debt................................       1,012,742          1,012,885
Postretirement and other postemployment
benefits......................................       1,210,220          1,159,679
                                                ---------------    ---------------

TOTAL LIABILITIES.............................       6,147,819          6,418,872
                                                ---------------    ---------------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value (liquidation
preference of $100.00 per share); authorized
25,000,000 shares; 4,000,000 shares of
Series A 8-7/8% Cumulative Preferred Stock
issued and outstanding........................           4,000              4,000
Common stock, $1.00 par value; authorized
450,000,000 shares, 150,810,547 and
149,777,573 shares issued and outstanding.....         150,811            149,778
Additional paid-in capital....................       3,571,982          3,544,712
Retained deficit..............................        (130,914)          (170,210)
                                                ---------------    ---------------

TOTAL STOCKHOLDERS' EQUITY....................       3,595,879          3,528,280
                                                ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....   $   9,743,698      $   9,947,152
                                                ===============    ===============

The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)

                                                     Three-Month Period Ended
                                                ----------------------------------
                                                 September 30,        October 1,
                                                     1995                1994
                                                ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss).............................   $      48,171      $    (130,570)
Adjustments to reconcile net income/(loss) to
net cash used by operating activities:
Depreciation..................................          98,438            132,432
Amortization..................................          16,894             18,024
Gain on disposition of other assets...........               -            (16,900)
Other adjustments to income...................           9,292             16,271
Decrease in accounts receivable...............         170,962            435,725
Increase in inventories.......................        (163,005)          (234,188)
(Increase)/decrease in prepaid expenses
and other current assets......................          53,768            (31,551)
Decrease in accounts payable..................        (162,104)          (220,756)
Increase/(decrease) in taxes..................          19,602             (5,506)
Increase in salaries, wages, benefits
and related items.............................          32,091             27,577
Decrease in deferred revenues and
customer advances.............................        (151,001)           (98,739)
Decrease in accrued restructuring costs.......         (99,199)          (225,160)
Increase in other current liabilities.........          99,788             27,885
                                                ---------------    ---------------

Total adjustments.............................         (74,474)          (174,886)
                                                ---------------    ---------------

Net cash flows from operating activities......         (26,303)          (305,456)
                                                ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property, plant and equipment...         (78,486)          (117,671)
Proceeds from the disposition of
property, plant and equipment.................           6,965             10,800
Additions to other assets.....................         (20,572)            (8,556)
Proceeds from the disposition of other assets.           4,693            153,379
                                                ---------------    ---------------

Net cash flows from investing activities......         (87,400)            37,952
                                                ---------------    ---------------

Net cash flows from operating and
investing activities..........................        (113,703)          (267,504)
                                                ---------------    ---------------

The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION

                            (Dollars in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments to retire debt.......................          (1,559)           (23,784)
Issuance of common shares.....................          23,300                460
Dividend on preferred stock...................          (8,875)            (8,875)
                                                ---------------    ---------------

Net cash flows from financing activities......          12,866            (32,199)
                                                ---------------    ---------------

Net decrease in cash and cash equivalents.....        (100,837)          (299,703)
Cash and cash equivalents at the
beginning of the year.........................       1,602,148          1,180,863
                                                ---------------    ---------------

Cash and cash equivalents at end of period....   $   1,501,311      $     881,160
                                                ===============    ===============

The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION

    COMPUTATION OF NET INCOME/(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

                 (Dollars in thousands except per share data)

                                                     Three-Month Period Ended
                                                ----------------------------------
                                                 September 30,        October 1,
                                                     1995                1994
                                                ---------------    ---------------
Net income/(loss) applicable to common and
common equivalent shares......................   $      39,296      $    (139,445)
                                                ===============    ===============

Weighted-average number of common shares
outstanding during the period.................     149,592,266        141,609,402

Common stock equivalents from application
of "treasury stock" method to unexercised
and outstanding stock options.................       1,982,037                  -
                                                ---------------    ---------------

Total weighted-average number of common
and common equivalent shares outstanding
during the period.............................     151,574,303        141,609,402
                                                ===============    ===============

Net income/(loss) applicable per common
and common equivalent share...................   $        0.26      $       (0.98)
                                                ===============    ===============

The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Significant Accounting Policies

The accompanying unaudited financial statements as of and for the period ended September 30, 1995 and October 1, 1994 have been prepared on substantially the same basis as the annual consolidated financial statements, reflecting all adustments of a normal recurring nature. In the opinion of the Corporation, the financial statements reflect all adjustments necessary for a fair presentation of the results for those periods and the financial condition at those dates.

Note B - Restructuring Actions

During the first three months of fiscal 1996, restructuring actions resulted in approximately 300 employee separations. The Corporation incurred costs of approximately $55 million, net of postretirement benefits curtailment gains for the first three months. Cash expenditures for employee separations were approximately $59 million in the first quarter of fiscal 1996.

During the first quarter of fiscal 1996, the Corporation incurred costs of approximately $44 million for facility closures and related actions. Related cash expenditures were approximately $14 million for the first quarter of fiscal 1996.

The Corporation believes that the remaining restructuring reserve balance of $393 million is adequate to cover currently planned restructuring actions, the majority of which are facilities related.

Note C - Litigation

Several purported class action lawsuits were filed against the Corporation during the fourth quarter of fiscal 1994 alleging violations of the Federal securities laws arising from alleged misrepresentations and omissions in connection with the Corporation's issuance and sale of Series A 8-7/8% Cumulative Preferred Stock and the Corporation's financial results for the quarter ended April 2, 1994. During fiscal 1995, the lawsuits were consolidated into three cases, which were pending before the United States District Court for the District of Massachusetts. On August 8, 1995, the Massachusetts federal court granted the defendants' motion to dismiss all three cases in their entirety. On September 6, 1995, notices of appeal were filed in two of the cases.

Note D - Subsequent Events

On October 2, 1995, the Corporation marked-to-market certain interest rate swap agreements resulting in a final payment of $17 million which will be amortized over the seven year remaining life of the agreements. During the initial years, the Corporation received net proceeds on these swap agreements.

On October 26, 1995, the Corporation's French subsidiary entered into a one-year agreement with a major financial institution allowing it to sell an undivided ownership interest in a designated pool of trade accounts receivable (the "Receivables") to a group of investors for proceeds of up to approximately $95 million (450 million French francs). Commitment fees under the agreement are immaterial. As of November 10, 1995, no interests in the Receivables had been sold.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION

As an aid to understanding the Corporation's operating results, the following tables indicate the percentage relationships of income and expense items included in the statements of operations for the most recent quarter ended September 30, 1995 and the corresponding quarter ended October 1, 1994 of the preceding fiscal year, and the percentage changes in those items for such periods. Components of total costs of operating revenues are shown as percentages of their related revenues.


                                  Income and Expense Items                 Percentage
                                  as a Percentage of Total                 Increases/
                                   Operating Revenues (a)                  (Decreases)
                               ------------------------------    ------------------------------
                                  Three-Month Period Ended          Three-Month Period Ended
                               ------------------------------    ------------------------------
Income and                       Sept. 30,         Oct. 1,           September 30, 1995 vs
Expense Items                      1995             1994             October 1, 1994
                               -------------    ------------------------------------------------

Product sales                          55.6%           52.9%                         10.0%
Service and other revenues             44.4%           47.1%                         (1.2%)
                               -------------    -------------

Total operating revenues              100.0%          100.0%                          4.8%
Cost of product sales                  69.1%           74.5%                          2.1%
Service expense and cost
  of other revenues                    66.2%           64.5%                          1.3%
Total cost of operating
  revenues                             67.8%           69.8%                          1.8%
Research and engineering
  expenses                              7.8%            9.2%                        (10.9%)
Selling, general and
  administrative expenses              22.5%           26.8%                        (12.2%)
                               -------------    -------------

Operating income/(loss)                 1.9%           (5.8%)                        100+%
Interest income                         0.5%            0.2%                         100+%
Interest expense                        0.7%            0.5%                         40.0%
                               -------------    -------------
Income/(loss) before income
  taxes and cumulative
  effect of change in
  accounting principle                  1.7%           (6.1%)                        100+%
Provision for income taxes              0.3%            0.1%                         97.7%
                               -------------    -------------

Income/(loss) before
  cumulative effect of
  change in accounting
  principle                             1.5%           (6.2%)                        100+%
Benefit due to
  cumulative effect of
  change in accounting
  principle                             -              (2.1%)                        (100%)
                               -------------    -------------

Net income/(loss)                       1.5%           (4.2%)                        100+%
Dividend on preferred
  stock                                 0.3%            0.3%                          0.0%
                               -------------    -------------

Net income/(loss)
  applicable to
  common stock                          1.2%           (4.5%)                        100+%
                               =============    =============

Note (a) Percentage of operating revenues may not be additive due to rounding.

REVENUES

Total operating revenues for the first three months of fiscal 1996 were $3.3 billion, up 5% from the comparable quarter last year. Total operating revenues included product sales of $1.8 billion and service and other revenues of $1.5 billion. Operating revenues from customers outside the United States were $2.1 billion, or 63% of total operating revenues, compared with $1.9 billion, or 62% of total operating revenues for the first three months of fiscal 1995.

Product sales for the first three months of fiscal 1996 were up 10% from the comparable period last year, due principally to increased demand for Alpha-based systems and Intel-based personal computers. Adjusted for divestments, product sales for the quarter increased 22% compared with the same period last year. Continued increased demand for the Corporation's UNIX-based offerings and server products and increased acceptance of the Corporation's Windows NT products, contributed to the growth in Alpha-based systems revenues in the first quarter of fiscal 1996. New products and expanded distribution channels contributed to growth in demand for the Corporation's personal computer products. The Corporation also experienced growing demand for certain networks and storage subsystem products.

For the quarter, Alpha-based systems revenues represented 24% of product sales, up from 19% for the same quarter last year. Revenues from Intel-based personal computers represented 27% of product sales, up from 22% for the comparable quarter last year. VAX systems revenues represented 5% of product sales, as the Corporation nears the end of a major product transition. Revenues from the Corporation's other product businesses, including storage subsystems, networks and software represented 44% of product sales for the quarter, compared with 47% for the same quarter last year.

Service and other revenues for the first quarter were $1.5 billion, down slightly compared with the same quarter last year. The components of the Corporation's service revenues reflect the continuing change in the Corporation's business, including increased revenues from multivendor maintenance services, lower levels of revenues from VAX systems maintenance business and more competitive pricing. Revenues from consulting services, including systems integration and network integration services, were essentially flat compared with the same quarter last year.


EXPENSES AND PROFIT MARGINS

Product gross margin was 30.9% for the first three months of fiscal 1996, compared with 25.5% for the same period last year. The increase in product gross margin was due principally to a favorable hardware and software product mix, in part reflecting the effects of divestments, increased volume and improved pricing discipline.

Service gross margin was 33.8% for the first quarter of fiscal 1996, compared with 35.5% for the same quarter last year. The decline in service gross margin was due principally to a continuing shift in the mix of service revenues toward lower-margin multivendor and newer service offerings.

Research and engineering (R&E) expenses totaled $256 million, a decrease of 11% from $288 million in the first quarter last year. The decrease in R&E spending was principally due to the effects of divestments in the last three quarters of fiscal 1995.

Selling, general and administrative (SG&A) expenses decreased 12% to $734 million for the first three months of fiscal 1996 from $836 million for the same period last year. The decrease in SG&A expenses was due principally to restructuring actions and the effects of divestments.

At the end of fiscal 1994, the Corporation approved a restructuring plan intended to achieve a more competitive cost structure. While certain restructuring actions remain to be implemented during the current fiscal year and beyond, the Corporation expects to meet the objectives of the plan. The total estimated cost of planned restructuring actions remains unchanged (see Note B).

Employee population decreased by 200 from the end of fiscal 1995 to approximately 61,500, and by 12,300 from the end of the first quarter last year.

The net effect of currency exchange rate movements on revenues was slightly positive in the first quarter of fiscal 1996 compared with the first quarter of fiscal 1995. This effect was offset substantially by the effects of currency exchange rate movements on non-dollar denominated costs and by competitive responses to market conditions resulting from currency fluctuations.

Interest income for the first quarter of fiscal 1996 was $18 million, compared with $7 million in the same quarter last year, reflecting significantly higher cash balances and higher interest rates. Interest expense was $23 million for the first three months of fiscal 1996, compared with $17 million for the first three months of last year. For the first quarter of fiscal 1996, interest expense relating to interest rate swap agreements was approximately $1 million, compared with a reduction of interest expense of approximately $3 million in the same quarter last year (see Note D).

Income tax expense was $9 million for the first three months of fiscal 1996, compared with $4 million for the same period last year. Income tax expense reflects several factors, including income taxes provided for profitable operations, benefits taken from net operating loss carryforwards in certain non-U.S. operations and an inability to recognize currently certain non-U.S. tax benefits from operating losses.


AVAILABILITY OF FUNDS TO SUPPORT CURRENT AND FUTURE OPERATIONS AND SPENDING FOR OPERATIONS

Cash and cash equivalents totaled $1.5 billion at the end of the first quarter of fiscal 1996, down from $1.6 billion at the end of fiscal 1995.

Net cash used for operating activities was $26 million for the first three months of fiscal 1996, due principally to increased inventory to support demand for Alpha products, higher than planned inventory due to manufacturing delays resulting from component shortages, and decreased accounts payable. Cash expenditures for restructuring in the quarter were approximately $73 million. The Corporation currently estimates that cash expenditures for restructuring actions for the remainder of fiscal 1996 will be approximately $200 million (see Note B).

Net cash used for investing activities was $87 million for the first three months of fiscal 1996 due principally to capital spending. Net cash flows generated from financing activities in the first three months were $13 million, due principally to the issuance of stock under employee stock plans, offset by the payment of a dividend on the preferred stock.

The Corporation's need for, cost of and access to funds are dependent on future operating results, as well as conditions external to the Corporation. The Corporation historically has maintained a conservative capital structure, and believes that its current cash position and its sources of and access to capital are adequate to support current and future operations.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported, several purported class action lawsuits were filed against the Corporation during the fourth quarter of fiscal 1994 alleging violations of the Federal securities laws arising from alleged misrepresentations and omissions in connection with the Corporation's issuance and sale of Series A 8-7/8% Cumulative Preferred Stock and the Corporation's financial results for the quarter ended April 2, 1994. During fiscal 1995, the lawsuits were consolidated into three cases, which were pending before the United States District Court for the District of Massachusetts. On August 8, 1995, the Massachusetts federal court granted the defendants' motion to dismiss all three cases in their entirety. On September 6, 1995, notices of appeal were filed in two of the cases.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS.

     On November 9, 1995, the Corporation held its Annual Meeting of Stockholders. At the meeting the stockholders elected three Class III Directors for three-year terms. 115,311,012 votes were cast for the nominees for Class III Directors, 1,294,515 votes were withheld and there were no broker non-votes. 114,973,597 votes were cast for Colby H. Chandler, a nominee for Class III Director and 1,631,930 votes were withheld. 115,143,222 votes were cast for Arnaud de Vitry, a nominee for Class III Director and 1,462,305 votes were withheld. 115,143,536 votes were cast for Thomas P. Gerrity, a nominee for Class III Director and 1,461,991 votes were withheld. At the meeting the stockholders also approved the Corporation's 1995 Equity Plan ("1995 Equity Plan") and the Corporation's 1995 Stock Option Plan for Nonemployee Directors ("1995 Nonemployee Directors Plan"). 70,975,945 votes were cast for the proposal to approve the 1995 Equity Plan and 23,420,130 votes were cast against, with 692,733 abstentions and 21,516,719 broker non-votes; 86,017,361 votes were cast for the proposal to approve the 1995 Nonemployee Directors Plan and 8,313,566 votes were cast against, with 757,881 abstentions and 21,516,719 broker non-votes. The stockholders also ratified the selection of Coopers & Lybrand L.L.P. as the Corporation's auditors. 115,850,050 votes were cast for the ratification and 377,286 were cast against, with 378,191 abstentions and no broker non-votes. At the meeting, a stockholder proposal relating to declassification of the Board of Directors also was approved. 57,618,885 votes were cast for approval of the proposal, 35,469,874 were cast against, with 2,031,642 abstentions and 21,485,126 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

     10(a)  -  Digital Equipment Corporation 1981 International Employee Stock
               Purchase Plan, as amended.

     10(b)  -  Digital Equipment Corporation SAVE Restoration Plan (as
               Established Effective as of July 1, 1995).



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


November 13, 1995