Form 10-Q
period 1995-12-30
DIGITAL EQUIPMENT CORP
filed 1996-02-13
CIK 28887

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          for the quarterly period ended DECEMBER 30, 1995

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, par value $1, outstanding as of December 30, 1995: 153,145,214.

                         DIGITAL EQUIPMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands except per share data)

                                                   Three-Month Period Ended
                                              ----------------------------------
                                               December 30,        December 31,
                                                   1995                1994
                                              -------------       --------------
REVENUES
Product sales................................ $  2,346,879        $   1,869,993
Service and other revenues...................    1,604,498            1,603,266
                                              -------------       --------------

TOTAL OPERATING REVENUES.....................    3,951,377            3,473,259
                                              -------------       --------------

COSTS AND EXPENSES
Cost of product sales........................    1,583,282            1,300,280
Service expense and cost of other revenues...    1,079,753            1,025,036
Research and engineering expenses............      263,348              248,096
Selling, general and administrative expenses.      849,455              869,157
                                              -------------       --------------

Operating income.............................      175,539               30,690
Interest income..............................       20,497               14,467
Interest expense.............................       25,741               22,568
                                              -------------       --------------

INCOME BEFORE INCOME TAXES...................      170,295               22,589
Provision for income taxes...................       21,513                3,707
                                              -------------       --------------

NET INCOME...................................      148,782               18,882
Dividend on preferred stock..................        8,875                8,875
                                              -------------       --------------


NET INCOME APPLICABLE TO COMMON STOCK........ $    139,907        $      10,007
                                              =============       ==============

NET INCOME APPLICABLE PER COMMON SHARE (1)... $       0.91        $        0.07
                                              =============       ==============


     (1) Net income applicable per common share is based on the weighted average number of common shares and common share equivalents outstanding during the period: 154,280,589 for the three months ended December 30, 1995 and 144,998,947 for the three months ended December 31, 1994. See page 8 of this report.

     Cash dividends on common stock have never been paid by the Corporation.

     The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands except per share data)

                                                     Six-Month Period Ended
                                                --------------------------------
                                                 December 30,      December 31,
                                                     1995              1994
                                                --------------    --------------
REVENUES
Product sales................................    $  4,165,538      $  3,522,644
Service and other revenues...................       3,056,959         3,073,087
                                                --------------    --------------

TOTAL OPERATING REVENUES.....................       7,222,497         6,595,731
                                                --------------    --------------

COSTS AND EXPENSES
Cost of product sales........................       2,839,960         2,530,946
Service expense and cost of other revenues...       2,040,660         1,973,708
Research and engineering expenses............         519,780           535,884
Selling, general and administrative expenses.       1,583,889         1,705,524
                                                --------------    --------------

Operating income/(loss)......................         238,208          (150,331)
Interest income..............................          38,024            21,493
Interest expense.............................          49,160            39,294
                                                --------------    --------------

INCOME/(LOSS) BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE....................................         227,072          (168,132)
Provision for income taxes...................          30,119             8,059
                                                --------------    --------------

INCOME/(LOSS) BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE...............         196,953          (176,191)

BENEFIT DUE TO CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE...............             -              64,503
                                                --------------    --------------

NET INCOME/(LOSS)............................         196,953          (111,688)
Dividends on preferred stock.................          17,750            17,750
                                                --------------    --------------

NET INCOME/(LOSS) APPLICABLE TO COMMON STOCK.    $    179,203      $   (129,438)
                                                ==============    ==============

PER COMMON SHARE:(1)
INCOME/(LOSS) APPLICABLE BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.....    $       1.17      $      (1.36)

BENEFIT DUE TO CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE.........................             -                0.45
                                                --------------    --------------
NET INCOME/(LOSS) APPLICABLE PER
COMMON SHARE ................................    $       1.17      $      (0.91)
                                                ==============    ==============

     (1) Net income applicable per common share is based on the weighted average number of common shares and common share equivalents outstanding during the period: 153,002,306 for the six months ended December 30, 1995. Net loss applicable per common share is based only on the weighted average number of common shares outstanding during the period: 142,692,716 shares for the six months ended December 31, 1994. See page 9 of this report.

     Cash dividends on common stock have never been paid by the Corporation.

     The accompanying notes are an integral part of these financial statements.


                         DIGITAL EQUIPMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)

                                                     December 30,         July 1,
                                                         1995              1995
                                                    --------------    --------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents........................    $  1,494,504      $  1,602,148
Accounts receivable, net of allowances
of $186,556 and $150,655.........................       3,536,171         3,219,082
Inventories
  Raw materials..................................         596,806           595,829
  Work-in-process................................         422,704           434,408
  Finished goods.................................       1,038,579         1,023,383
                                                    --------------    --------------

Total inventories................................       2,058,089         2,053,620
Prepaid expenses, deferred income taxes
and other current assets.........................         363,831           397,047
                                                    --------------    --------------

TOTAL CURRENT ASSETS.............................       7,452,595         7,271,897
                                                    --------------    --------------

Property, plant and equipment, at cost...........       5,205,985         5,475,727
Less accumulated depreciation....................       3,037,830         3,207,005
                                                    --------------    --------------

Net property, plant and equipment................       2,168,155         2,268,722
Other assets.....................................         394,724           406,533
                                                    --------------    --------------

TOTAL ASSETS.....................................    $ 10,015,474      $  9,947,152
                                                    ==============    ==============

The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION

                            (Dollars in thousands)

                                                        December 30,        July 1,
                                                            1995             1995
                                                       --------------   --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans and current portion
of long-term debt...................................    $      8,107     $     14,371
Accounts payable....................................       1,034,179        1,113,160
Income taxes payable................................         105,917           76,757
Salaries, wages and related items...................         562,296          562,442
Deferred revenues and customer advances.............       1,025,799        1,232,050
Accrued restructuring costs.........................         293,319          492,046
Other current liabilities...........................         912,444          755,466
                                                       --------------   --------------

TOTAL CURRENT LIABILITIES...........................       3,942,061        4,246,292
                                                       --------------   --------------

Deferred income taxes...............................           4,370               16
Long-term debt......................................       1,013,023        1,012,885
Postretirement and other postemployment
benefits............................................       1,230,326        1,159,679
                                                       --------------   --------------

TOTAL LIABILITIES...................................       6,189,780        6,418,872
                                                       --------------   --------------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; authorized
25,000,000 shares; 4,000,000 shares
of Series A 8-7/8% Cumulative Preferred
Stock (liquidation preference of $100.00
per share) issued and outstanding...................           4,000            4,000
Common stock, $1.00 par value; authorized
450,000,000 shares; 153,145,214 and
149,777,573 shares issued and outstanding...........         153,145          149,778
Additional paid-in capital..........................       3,659,556        3,544,712
Retained earnings/(deficit).........................           8,993         (170,210)
                                                       --------------   --------------

TOTAL STOCKHOLDERS' EQUITY..........................       3,825,694        3,528,280
                                                       --------------   --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........    $ 10,015,474     $  9,947,152
                                                       ==============   ==============

The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)

                                                   Six-Month Period Ended
                                              ----------------------------------
                                               December 30,         December 31,
                                                  1995                  1994
                                              -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)............................  $   196,953           $ (111,688)
Adjustments to reconcile net income/(loss) to
net cash used by operating activities:
  Depreciation...............................      197,569              263,101
  Amortization...............................       32,953               36,032
  Gain on disposition of other assets........      (22,280)             (27,398)
  Other adjustments to income................      (14,338)             (83,413)
  (Increase)/decrease in accounts receivable.     (317,089)             345,657
  Increase in inventories....................      (44,051)            (277,406)
  (Increase)/decrease in prepaid expenses....       22,142              (13,889)
  Decrease in accounts payable...............      (78,981)            (248,034)
  Increase/(decrease) in taxes...............       42,130               (3,848)
  Increase in salaries, wages, benefits
  and related items..........................       70,501               14,684
  Decrease in deferred revenues and
  customer advances..........................     (196,557)            (176,389)
  Decrease in accrued restructuring costs....     (200,202)            (462,465)
  Increase in other current liabilities......      139,811              108,656
                                              -------------         ------------

Total adjustments............................     (368,392)            (524,712)
                                              -------------         ------------


Net cash flows from operating activities.....     (171,439)            (636,400)
                                              -------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property, plant and equipment..     (162,324)            (182,335)
Proceeds from the disposition of net
property, plant and equipment................       57,823              110,304
Additions to other assets....................      (34,676)             (13,151)
Proceeds from the disposition of other assets      120,135              644,634
                                              -------------         ------------

Net cash flows from investing activities.....      (19,042)             559,452
                                              -------------         ------------

Net cash flows from operating and
  investing activities.......................     (190,481)             (76,948)
                                              -------------         ------------

The accompanying notes are an integral part of these financial statements.

                                     DIGITAL EQUIPMENT CORPORATION

                                        (Dollars in thousands)



CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to retire debt......................      (6,623)             (24,355)
Issuance of common shares....................     107,210               70,368
Dividends on preferred stock.................     (17,750)             (17,750)
                                              ------------         ------------

Net cash flows from financing activities.....      82,837               28,263
                                              ------------         ------------

Net decrease in cash and cash equivalents....    (107,644)             (48,685)
Cash and cash equivalents at the
beginning of the year........................   1,602,148            1,180,863
                                              ------------         ------------

Cash and cash equivalents at end of period... $ 1,494,504          $ 1,132,178
                                              ============         ============


The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION

       COMPUTATION OF NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

                 (Dollars in thousands except per share data)

                                                        Three-Month Period Ended
                                                    --------------------------------
                                                     December 30,      December 31,
                                                         1995              1994
                                                    --------------    --------------
Net income applicable to common and
common equivalent shares.........................    $    139,907      $     10,007
                                                    ==============    ==============

Weighted-average number of common shares
outstanding during the period....................     151,334,362       143,530,877

Common stock equivalents from application
of "treasury stock" method to unexercised
and outstanding stock options....................       2,946,227         1,468,070
                                                    --------------    --------------

Total weighted-average number of common
and common equivalent shares outstanding
during the period................................     154,280,589       144,998,947
                                                    ==============    ==============

Net income applicable per common
and common equivalent share......................    $       0.91      $       0.07
                                                    ==============    ==============


The accompanying notes are an integral part of these financial statements.

                         DIGITAL EQUIPMENT CORPORATION

    COMPUTATION OF NET INCOME/(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

                 (Dollars in thousands except per share data)

                                                          Six-Month Period Ended
                                                     --------------------------------
                                                      December 30,      December 31,
                                                          1995              1994
                                                     --------------    --------------
Net income/(loss) applicable to common and
common equivalent shares..........................    $    179,203      $   (129,438)
                                                     ==============    ==============

Weighted-average number of common shares
outstanding during the period.....................     150,538,174       142,692,716

Common stock equivalents from application
of "treasury stock" method to unexercised
and outstanding stock options.....................       2,464,132                 -
                                                     --------------    --------------

Total weighted-average number of common
and common equivalent shares outstanding
during the period.................................     153,002,306       142,692,716
                                                     ==============    ==============

Net income/(loss) applicable per common
and common equivalent share.......................    $       1.17      $      (0.91)
                                                     ==============    ==============


The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Significant Accounting Policies

The accompanying unaudited financial statements as of and for the three month and six month periods ended December 30, 1995 and December 31, 1994 have been prepared on substantially the same basis as the annual consolidated financial statements, reflecting all adjustments of a normal recurring nature. In the opinion of the Corporation, the financial statements reflect all adjustments necessary for a fair presentation of the results for those periods and the financial condition at those dates.


Note B - Restructuring Actions

During the first six months of fiscal 1996, restructuring actions resulted in approximately 530 employee separations. The Corporation incurred costs of approximately $82 million, net of postretirement benefits curtailment gains for the first six months. Cash expenditures for employee separations were approximately $88 million in the first six months of fiscal 1996.

During the first six months of fiscal 1996, the Corporation incurred costs of approximately $117 million for facility closures and related actions. Proceeds of $45 million from the sale of property, plant and equipment offset cash expenditures of $36 million for facility closures and related actions.

The Corporation believes that the restructuring reserve balance of $293 million is adequate to cover the remaining planned restructuring actions, the majority of which are facilities related.


Note C - Litigation

Several purported class action lawsuits were filed against the Corporation during the fourth quarter of fiscal 1994 alleging violations of the Federal securities laws arising from alleged misrepresentations and omissions in connection with the Corporation's issuance and sale of Series A 8-7/8% Cumulative Preferred Stock and the Corporation's financial results for the quarter ended April 2, 1994. During fiscal 1995, the lawsuits were consolidated into three cases, which were pending before the United States District Court for the District of Massachusetts. On August 8, 1995, the Massachusetts federal court granted the defendants' motion to dismiss all three cases in their entirety. On September 6, 1995, notices of appeal were filed in two of the cases and the appeals are pending.


Note D - Interest Rate Swaps

In October 1995, $500 million face amount of interest rate swap agreements were terminated resulting in a final payment of $17 million under the agreements. Since such swap agreements were entered into in fiscal 1994 to manage the Corporation's exposure to interest rate movements through fiscal 2003, the final payment will be amortized over the remaining seven years. During the initial years, the Corporation received net proceeds on these swap agreements.

Note E - Accounts Receivable Securitization Program

In October 1995, the Corporation's French subsidiary entered into a one-year agreement with a major financial institution allowing it to sell an undivided ownership interest in a designated pool of trade accounts receivable (the "Receivables") to a group of investors for proceeds of up to 450 million French francs (approximately $72 million based on exchange rates at December 30, 1995). Commitment fees under the agreement are immaterial. As of February 12, 1996, no interests in the Receivables had been sold.


Note F - Divestments

At the end of the second quarter of fiscal 1996, the Corporation transferred its learning services business to Welsh, Carson, Anderson & Stowe for proceeds of approximately $80 million. Approximately 600 employees will transfer with this business.


Note G - Pension Plan

In December 1995, the Board of Directors approved an amendment to the Corporation's U.S. pension plan effective March 1, 1996. Pursuant to the amendment to the plan, the defined pension benefits will be based on an account balance comprised of a percentage of pay for each year of service and interest credited on the cumulative balance, whereas the current plan defined benefit is calculated based on a percentage of the employee's earnings during service to the Corporation.

On the effective date of the amendment, the vested and accumulated benefit obligations of the pension plan will more closely approximate the projected benefit obligation. The plan amendment is not expected to have a material effect on the consolidated statement of operations or the consolidated balance sheet. There is no cash flow impact from the implementation of the amendment to the plan.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION

As an aid to understanding the Corporation's operating results, the following tables indicate the percentage relationships of income and expense items included in the statements of operations for the most recent quarter and six-month period ended December 30, 1995 and the corresponding quarter and six-month period ended December 31, 1994 of the preceding fiscal year and the percentage changes in those items for such periods.
Components of total costs of operating revenues are shown as percentages of their related revenues.

                                       Income and Expense Items
                                           as a Percentage of
                                       Total Operating Revenues (a)
                             ------------------------------------------------
                             Three-Month Period Ended  Six-Month Period Ended
                             ------------------------  ----------------------
                              Dec. 30,     Dec. 31,    Dec. 30,     Dec. 31,
Income and expense items        1995         1994        1995         1994
                             ----------    ----------  ---------    ---------

Product sales                     59.4%         53.8%      57.7%        53.4%
Service and other revenues        40.6%         46.2%      42.3%        46.6%
                             ----------    ----------  ---------    ---------

Total operating revenues         100.0%        100.0%     100.0%       100.0%
Cost of product sales             67.5%         69.5%      68.2%        71.8%
Service expense and cost
of other revenues                 67.3%         63.9%      66.8%        64.2%
Total cost of operating
revenues                          67.4%         66.9%      67.6%        68.3%
Research and engineering
expenses                           6.7%          7.1%       7.2%         8.1%
Selling, general and
administrative expenses           21.5%         25.0%      21.9%        25.9%
                             ----------    ----------  ---------    ---------

Operating income/(loss)            4.4%          0.9%       3.3%        (2.3%)
Interest income                    0.5%          0.4%       0.5%         0.3%
Interest expense                   0.7%          0.6%       0.7%         0.6%

Income/(loss) before income
taxes and cumulative
effect of change in
accounting principle               4.3%          0.7%       3.1%        (2.5%)
Provision for income taxes         0.5%          0.1%       0.4%         0.1%
                             ----------    ----------  ---------    ---------

Income/(loss) before
cumulative effect of
change in accounting
principle                          3.8%          0.5%       2.7%        (2.7%)

Benefit due to cumulative
effect of change in
accounting principle                -             -          -           1.0%
                             ----------    ----------  ---------    ---------

Net income/(loss)                  3.8%          0.5%       2.7%        (1.7%)

Dividends on preferred
stock                              0.2%          0.3%       0.2%         0.3%
                             ----------    ----------  ---------    ---------

Net income/(loss)
applicable to
common stock                       3.5%          0.3%       2.4%        (2.0%)
                             ==========    ==========  =========    =========

Note (a): Percentage of operating revenues may not be additive due to rounding.

                                                    Percentage Increases/
                                                         (Decreases)
                                               -------------------------------
                                                Three-Month       Six-Month
                                               Period Ended      Period Ended
                                               Dec. 30, 1995    Dec. 30, 1995
                                                    vs.              vs.
Income and Expense Items                       Dec. 31, 1994    Dec. 31, 1994
-------------------------------------------    --------------   --------------

Product sales                                          25.5%             18.3%
Service and other revenues                              0.1%             (0.5%)
Total operating revenues                               13.8%              9.5%

Cost of product sales                                  21.8%             12.2%
Service expense and cost of other
revenues                                                5.3%              3.4%
Total cost of operating revenues                       14.5%              8.3%
Research and engineering  expenses                      6.1%             (3.0%)
Selling, general and administrative
expenses                                               (2.3%)            (7.1%)

Operating income/(loss)                                100+%             100+%
Interest income                                        41.7%             76.9%
Interest expense                                       14.1%             25.1%

Income/(loss) before income taxes and
cumulative effect of change in
accounting principle                                   100+%             100+%

Provision for income taxes                             100+%             100+%

Income/(loss) before cumulative effect
of change in accounting principle                      100+%             100+%

Cumulative effect of change in
accounting principle                                    N/M               N/M

Net income/(loss)                                      100+%             100+%

Dividends on preferred stock                              0%                0%

Net income/(loss) applicable
to common stock                                        100+%             100+%

N/M = Not meaningful

REVENUES

Total operating revenues for the first six months of fiscal 1996 were $7.2 billion, up 10% from the comparable period last year. Total operating revenues included product sales of $4.2 billion and service and other revenues of $3.0 billion. Operating revenues from customers outside of the United States were $4.7 billion and $4.2 billion for the first six months of fiscal 1996 and 1995, respectively, representing 64% of total operating revenues for the respective periods.

Total operating revenues for the second quarter of fiscal 1996 were $4.0 billion, up 14% from the comparable quarter last year. Total operating revenues included product sales of $2.4 billion and service and other revenues of $1.6 billion. Operating revenues from customers outside of the United States were $2.6 billion and $2.3 billion for the second quarter of fiscal 1996 and 1995, respectively, representing 65% of total operating revenues for the respective periods.

Product sales for the first six months and the second quarter of fiscal 1996 were up 18% and 26%, respectively, from the comparable periods last year, due principally to increased demand for Alpha-based systems and Intel-based personal computers. Adjusted for divestments, product sales for the first six months and the second quarter increased 26% and 30% compared with the same periods last year. Continued increased demand for the Corporation's UNIX-based offerings and server products and increased acceptance of the Corporation's Windows NT-based products contributed to the growth in Alpha-based systems revenues in the first six months and the second quarter of fiscal 1996. Demand for the Corporation's networks and storage subsystem products during the first six months and the second quarter of fiscal 1996 also continued to strengthen compared with the same periods of fiscal 1995.

For both the first six months and the second quarter of fiscal 1996, Alpha-based systems revenues represented 25% of product sales, up from 20% and 21%, respectively, for the same periods last year. Revenues from Intel-based personal computers represented 28% and 29% of product sales for the first six months and the second quarter, respectively, up from 24% and 26% for the comparable periods last year. For both the first six months and the second quarter, VAX systems revenues represented 5% of product sales, compared with 12% for the same periods last year, as the Corporation nears the end of a major product transition. Revenues from the Corporation's other product businesses, including storage subsystems, networks and software, represented 42% and 41% of product sales for the first six months and the second quarter, respectively, compared with 44% and 41% for the comparable periods last year.

Service and other revenues for the first six months and the second quarter of fiscal 1996 were essentially flat compared with the same periods of fiscal 1995. The components of the Corporation's service revenues reflect the continuing change in the Corporation's service business. While VAX systems maintenance revenues were down slightly, the decline was offset by significant growth in the Corporation's newer multivendor services, network integration services and Alpha systems maintenance and support business. Revenues from systems integration and other consulting services were essentially flat compared with the same periods last year.

EXPENSES AND PROFIT MARGINS

Product gross margin for the first six months and the second quarter of fiscal 1996 was 32% and 33%, respectively, up from 28% and 30%, respectively, for the comparable periods last year. The increase in product gross margin was due principally to a favorable product mix and volume, driven by increased Alpha product sales, and for the first six months, the effect of divestments.

Service gross margin was 33% of service and other revenues for both the first six months and the second quarter of fiscal 1996 compared with 36% for the same periods last year. The decline in service gross margin was due principally to a continuing shift in the mix of service revenues toward lower-margin multivendor service offerings.

Research and engineering (R&E) expenses totaled $520 million for the first six months of fiscal 1996, down 3% from $536 million for the same period last year due principally to the effect of divestments in fiscal 1995. R&E expenses for the second quarter of fiscal 1996 were $263 million, up 6% from $248 million for the second quarter of fiscal 1995. The Corporation believes that its level of R&E spending as a percentage of total operating revenues is appropriate to support current operations and to maintain competitive market-driven product offerings.

Selling, general and administrative (SG&A) expenses decreased 7% to $1.6 billion for the first six months of fiscal 1996 from $1.7 billion for the comparable period a year ago. For the second quarter of fiscal 1996, SG&A expenses totaled $849 million, down 2% from $869 million for the second quarter of fiscal 1995. The decreases in SG&A expenses were due principally to restructuring actions taken in fiscal 1995, the majority of which occurred in the first half of the year, and the effects of divestments. These reductions were offset by increased variable costs associated with higher revenue levels.

At the end of fiscal 1994, the Corporation approved a restructuring plan intended to achieve a more competitive cost structure. While certain restructuring actions remain to be implemented during the current fiscal year and beyond, the Corporation expects to meet the objectives of the plan. The total estimated cost of planned restructuring actions remains unchanged (see Note B).

Employee population decreased by 600 from the end of fiscal 1995 to approximately 61,100, and by 4,500 from the end of the second quarter of fiscal 1995.

The net effect of currency exchange rate movements on revenues was slightly positive in the first six months and the second quarter of fiscal 1996 compared with the first six months and the second quarter of fiscal 1995. This effect was offset substantially by the effects of currency exchange rate movements on non-dollar denominated costs and by competitive responses to market conditions resulting from currency fluctuations.

Interest income for the first six months and the second quarter of fiscal 1996 was $38 million and $20 million, respectively, compared with $21 million and $14 million for the comparable periods last year, reflecting significantly higher cash balances and interest rates. Interest expense for the first six months and the second quarter was $49 million and $26 million, respectively, compared with $39 million and $23 million for the comparable periods of fiscal 1995. For the first six months, interest expense related to interest rate swap agreements was approximately $2 million, compared with a reduction of interest expense of approximately $2 million for the first six months of fiscal 1995 (see Note D).

Income tax expense for the first six months and the second quarter of fiscal 1996 was $30 million and $22 million, respectively, compared with $8 million and $4 million for the same periods of fiscal 1995. Income tax expense reflects several factors, including income taxes provided for profitable operations, benefits taken from net operating loss carryforwards and an inability to recognize currently certain non-U.S. tax benefits from operating losses.

In December 1995, the Corporation entered into a Memorandum of Understanding with Cirrus Logic, Inc. ("Cirrus Logic") to establish a semiconductor manufacturing relationship to produce wafers at the Corporation's facility in Hudson, Massachusetts. Under the proposed arrangement, which is subject to the execution of definitive agreements, Cirrus Logic would provide leased equipment to increase production capacity at the facility. The Corporation would be required to supply, and Cirrus Logic obligated to purchase, a minimum number of wafers during the multi-year term of the proposed arrangement.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123 - Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation costs for all stock-based compensation arrangements using a fair value method of accounting. The Corporation has not decided if it will adopt the recognition principles of SFAS No. 123, nor has it determined the impact of such adoption on the Corporation's consolidated results of operations or its financial statement disclosures. The adoption of SFAS No. 123 will have no cash flow impact on the Corporation.

AVAILABILITY OF FUNDS TO SUPPORT CURRENT AND FUTURE OPERATIONS AND SPENDING FOR OPERATIONS.

Cash and cash equivalents totaled $1.5 billion at the end of the second quarter of fiscal 1996, down from $1.6 billion at the end of fiscal 1995.

Net cash used for operating activities was $171 million for the first six months of fiscal 1996, due principally to increased accounts receivable related to revenue generated at the end of the second quarter, partially attributable to component supply delays. Cash expenditures for restructuring activities were $79 million, net of proceeds of approximately $45 million from the sale of property, plant and equipment. The Corporation currently estimates that cash expenditures for restructuring actions for the second half of fiscal 1996 will be approximately $150 million to $200 million (see Note B).

Net cash used for investing activities was $19 million for the first six months of fiscal 1996, due principally to capital spending, offset by proceeds from the disposition of other assets (see Note F) and the sale of property, plant and equipment.

Net cash generated from financing activities was $83 million for the first six months of fiscal 1996, due principally to the issuance of stock under the Corporation's employee stock purchase plans, offset by the payment of dividends on preferred stock and the reduction of debt.

The Corporation's need for, cost of and access to funds are dependent on future operating results, as well as conditions external to the Corporation. The Corporation historically has maintained a conservative capital structure, and believes that its current cash position and its sources of and access to capital are adequate to support current and future operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Corporation or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). The Corporation cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the following:

-- The Corporation's future operating results are dependent on its ability to develop, produce and market new and innovative products and services. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Corporation bring to market in a timely fashion new products and services which meet customers' changing needs.

-- Historically, the Corporation has generated a disproportionate amount of its operating revenues toward the end of each quarter, making precise prediction of revenues and earnings particularly difficult and resulting in risk of variance of actual results from those forecast at any time. In addition, the Corporation's operating results historically have varied from fiscal period to fiscal period; accordingly, the Corporation's financial results in any particular fiscal period are not necessarily indicative of results for future periods.

-- The Corporation offers a broad variety of products and services to customers around the world. Changes in the mix of products and services comprising revenues could cause actual operating results to vary from those expected.

-- The Corporation's success is partly dependent on its ability to successfully predict and adjust production capacity to meet demand, which is partly dependent upon the ability of external suppliers to deliver components at reasonable prices and in a timely manner; capacity or supply constraints, as well as purchase commitments, could adversely affect future operating results.

-- The Corporation operates in a highly competitive environment and in a highly competitive industry, which include significant competitive pricing pressures and intense competition for skilled employees.

-- The Corporation offers its products and services directly and through indirect distribution channels. Changes in the financial condition of, or the Corporation's relationship with, distributors and other indirect channel partners, could cause actual operating results to vary from those expected.

-- The Corporation does business worldwide in over 100 countries. Global and/or regional economic factors and potential changes in laws and regulations affecting the Corporation's business, including without limitation, currency exchange rate fluctuations, changes in monetary policy and tariffs, and federal, state and international laws regulating the environment, could impact the Corporation's financial condition or future results of operations.

-- The market price of the Corporation's securities could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the information technology industry, as well as general economic conditions and other factors external to the Corporation.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

     10(a) - Digital Equipment Corporation 1990 Equity Plan, as amended.

     10(b) - Digital Equipment Corporation 1995 Equity Plan, as amended.


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


                                   DIGITAL EQUIPMENT CORPORATION
                                   (Registrant)


                                   By /s/ Vincent J. Mullarkey
                                   ________________________________

                                   Vincent J. Mullarkey
                                   Vice President, Finance and
                                   Chief Financial Officer
                                   (Duly Authorized Officer and
                                    Principal Financial Officer)

February 12, 1996