Form 10-Q
period 1996-03-30
DIGITAL EQUIPMENT CORP
filed 1996-05-13
CIK 28887

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            for the quarterly period ended March 30, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, par value $1, outstanding as of March 30, 1996: 153,743,699.

                         DIGITAL EQUIPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands except per share data)

                                                       Three-Month Period Ended
                                                       ------------------------
                                                        March 30,      April 1,
                                                          1996           1995
                                                        ---------      --------
REVENUES
Product sales ....................................     $2,055,710     $1,961,450
Service and other revenues .......................      1,565,316      1,506,014
                                                       ----------     ----------

TOTAL OPERATING REVENUES .........................      3,621,026      3,467,464
                                                       ----------     ----------

COSTS AND EXPENSES
Cost of product sales ............................      1,294,032      1,399,155
Service expense and cost of other revenues .......      1,074,650        953,317
Research and engineering expenses ................        275,703        251,167
Selling, general and administrative expenses .....        831,792        777,664
                                                       ----------     ----------

Operating income .................................        144,849         86,161
Interest income ..................................         18,846         16,479
Interest expense .................................         25,985         23,756
                                                       ----------     ----------

INCOME BEFORE INCOME TAXES .......................        137,710         78,884
Provision for income taxes .......................         13,637          5,144
                                                       ----------     ----------

NET INCOME .......................................        124,073         73,740
Dividend on preferred stock ......................          8,875          8,875
                                                       ----------     ----------

NET INCOME APPLICABLE TO COMMON STOCK ............     $  115,198     $   64,865
                                                       ==========     ==========

NET INCOME APPLICABLE PER COMMON SHARE (1) .......     $     0.74     $     0.44
                                                       ==========     ==========

     (1) Net income applicable per common share is based on the weighted average number of common shares and common share equivalents outstanding during the period: 156,593,530 for the three months ended March 30, 1996 and 147,961,418 for the three months ended April 1, 1995. See page 8 of this report.

     Cash dividends on common stock have never been paid by the Corporation.

     The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands except per share data)

                                                       Nine-Month Period Ended
                                                       ------------------------
                                                        March 30,      April 1,
                                                          1996           1995
                                                        ---------      --------
REVENUES
Product sales ....................................    $ 6,221,248    $ 5,484,094
Service and other revenues .......................      4,622,275      4,579,101
                                                      -----------    -----------

TOTAL OPERATING REVENUES .........................     10,843,523     10,063,195
                                                      -----------    -----------

COSTS AND EXPENSES
Cost of product sales ............................      4,133,992      3,930,101
Service expense and cost of other revenues .......      3,115,310      2,927,025
Research and engineering expenses ................        795,483        787,051
Selling, general and administrative expenses .....      2,415,681      2,483,188
                                                      -----------    -----------

Operating income/(loss) ..........................        383,057        (64,170)
Interest income ..................................         56,870         37,972
Interest expense .................................         75,145         63,050
                                                      -----------    -----------

INCOME/(LOSS) BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE ........................................        364,782        (89,248)
Provision for income taxes .......................         43,756         13,203
                                                      -----------    -----------

INCOME/(LOSS) BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE ...................        321,026       (102,451)

BENEFIT DUE TO CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE ...................             --        (64,503)
                                                      -----------    -----------

NET INCOME/(LOSS) ................................        321,026        (37,948)
Dividends on preferred stock .....................         26,625         26,625
                                                      -----------    -----------

NET INCOME/(LOSS) APPLICABLE TO COMMON STOCK .....    $   294,401    $   (64,573)
                                                      ===========    ===========

PER COMMON SHARE:(1)
INCOME/(LOSS) APPLICABLE BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .........    $      1.91    $     (0.90)

BENEFIT DUE TO CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE ...................             --           0.45
                                                      -----------    -----------

NET INCOME/(LOSS) APPLICABLE PER
COMMON SHARE .....................................    $      1.91    $     (0.45)
                                                      ===========    ===========

     (1) Net income applicable per common share is based on the weighted average number of common shares and common share equivalents outstanding during the period: 154,208,829 for the nine months ended March 30, 1996. Net loss applicable per common share is based only on the weighted average number of common shares outstanding during the period: 143,983,819 shares for the nine months ended April 1, 1995. See page 9 of this report.

     Cash dividends on common stock have never been paid by the Corporation.

     The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                       March 30,        July 1,
                                                         1996            1995
                                                       ---------        -------

ASSETS

CURRENT ASSETS
Cash and cash equivalents .....................      $ 1,737,981      $1,602,148
Accounts receivable, net of allowances
of $172,124 and $150,655 ......................        3,416,358       3,219,082
Inventories
Raw materials .................................          571,010         595,829
Work-in-process ...............................          530,470         434,408
Finished goods ................................        1,039,310       1,023,383
                                                     -----------      ----------

Total inventories .............................        2,140,790       2,053,620
Prepaid expenses, deferred income taxes
and other current assets ......................          366,459         397,047
                                                     -----------      ----------

TOTAL CURRENT ASSETS ..........................        7,661,588       7,271,897
                                                     -----------      ----------

Property, plant and equipment, at cost ........        5,238,246       5,475,727
Less accumulated depreciation .................        3,032,661       3,207,005
                                                     -----------      ----------

Net property, plant and equipment .............        2,205,585       2,268,722
Other assets ..................................          440,198         406,533
                                                     -----------      ----------

TOTAL ASSETS ..................................      $10,307,371      $9,947,152
                                                     ===========      ==========


The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                     CONSOLIDATED BALANCE SHEETS (continued)

                             (Dollars in thousands)



                                                       March 30,        July 1,
                                                         1996            1995
                                                       ---------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans and current portion
of long-term debt .............................      $    10,413      $   14,371
Accounts payable ..............................        1,116,183       1,113,160
Income taxes payable ..........................          107,208          76,757
Salaries, wages and related items .............          638,226         562,442
Deferred revenues and customer advances .......        1,116,308       1,232,050
Accrued restructuring costs ...................          216,071         492,046
Other current liabilities .....................          875,432         755,466
                                                     -----------      ----------

TOTAL CURRENT LIABILITIES .....................        4,079,841       4,246,292
                                                     -----------      ----------

Deferred income taxes .........................            5,320              16
Long-term debt ................................        1,010,817       1,012,885
Postretirement and other postemployment
benefits ......................................        1,244,192       1,159,679
                                                     -----------      ----------

TOTAL LIABILITIES .............................        6,340,170       6,418,872
                                                     -----------      ----------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value; authorized
25,000,000 shares; 4,000,000 shares
of Series A 8-7/8% Cumulative Preferred
Stock (liquidation preference of $100.00
per share) issued and outstanding .............            4,000           4,000
Common stock, $1.00 par value; authorized
450,000,000 shares; 153,743,699 and
149,777,573 shares issued and outstanding .....          153,744         149,778
Additional paid-in capital ....................        3,685,266       3,544,712
Retained earnings/(deficit) ...................          124,191        (170,210)
                                                     -----------      ----------

TOTAL STOCKHOLDERS' EQUITY ....................        3,967,201       3,528,280
                                                     -----------      ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....      $10,307,371      $9,947,152
                                                     ===========      ==========


The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                       Nine-Month Period Ended
                                                       ------------------------
                                                       March 30,      April 1,
                                                         1996           1995
                                                       ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) ................................     $ 321,026     $ (37,948)
Adjustments to reconcile net income/(loss) to
net cash from operating activities:
  Depreciation ...................................       302,474       387,248
  Amortization ...................................        52,208        51,318
  Gains on disposition of other assets ...........       (48,691)      (33,505)
  Other adjustments to net income/(loss) .........        27,197       (80,793)
  (Increase)/decrease in accounts receivable .....      (197,276)      180,136
  Increase in inventories ........................      (140,054)     (291,917)
  Decrease in prepaid expenses ...................        17,277         5,373
  Increase/(decrease) in accounts payable ........         3,023       (80,626)
  Increase/(decrease) in taxes ...................        47,657        (2,364)
  Increase in salaries, wages, benefits
  and related items ..............................       160,297        85,860
  Decrease in deferred revenues and
  customer advances ..............................      (106,048)      (13,157)
  Decrease in accrued restructuring costs ........      (277,450)     (657,168)
  Increase in other current liabilities ..........       103,602       173,702
                                                       ---------     ---------

Total adjustments ................................       (55,784)     (275,893)
                                                       ---------     ---------

Net cash flows from operating activities .........       265,242      (313,841)
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property, plant and equipment ......      (300,200)     (265,000)
Proceeds from the disposition of net
property, plant and equipment ....................        61,666       138,212
Additions to other assets ........................      (101,002)      (30,872)
Proceeds from the disposition of other assets ....       120,135       727,008
                                                       ---------     ---------

Net cash flows from investing activities .........      (219,401)      569,348
                                                       ---------     ---------

Net cash flows from operating and
investing activities .............................        45,841       255,507
                                                       ---------     ---------

The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                             (Dollars in thousands)

                                                       Nine-Month Period Ended
                                                       -----------------------
                                                       March 30,      April 1,
                                                         1996           1995
                                                       ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of debt ...............            --          9,107
Payments to retire debt ..........................        (6,778)       (26,450)
Issuance of common shares ........................       123,395         72,531
Dividends on preferred stock .....................       (26,625)       (26,625)
                                                      ----------     ----------

Net cash flows from financing activities .........        89,992         28,563
                                                      ----------     ----------

Net increase in cash and cash equivalents ........       135,833        284,070
Cash and cash equivalents at
beginning of year ................................     1,602,148      1,180,863
                                                      ----------     ----------

Cash and cash equivalents at end of period .......    $1,737,981     $1,464,933
                                                      ==========     ==========

The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

        COMPUTATION OF NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

                  (Dollars in thousands except per share data)

                                                     Three-Month Period Ended
                                                    --------------------------
                                                     March 30,        April 1,
                                                       1996             1995
                                                     ---------        --------


Net income applicable to common and
common equivalent shares .....................     $    115,198     $     64,865
                                                   ============     ============

Weighted average number of common shares
outstanding during the period ................      153,070,098      146,290,810

Common stock equivalents from application
of "treasury stock" method to unexercised
and outstanding stock options ................        3,523,432        1,670,608
                                                   ------------     ------------

Total weighted average number of common
and common equivalent shares outstanding
during the period ............................      156,593,530      147,961,418
                                                   ============     ============

Net income applicable per common
and common equivalent share ..................     $       0.74     $       0.44
                                                   ============     ============



The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

     COMPUTATION OF NET INCOME/(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

                  (Dollars in thousands except per share data)

                                                     Nine-Month Period Ended
                                                    ------------------------
                                                    March 30,       April 1,
                                                      1996            1995
                                                    ---------       --------

Net income/(loss) applicable to common and
common equivalent shares .....................    $    294,401    $    (64,573)
                                                  ============    ============

Weighted average number of common shares
outstanding during the period ................     151,391,597     143,983,819

Common stock equivalents from application
of "treasury stock" method to unexercised
and outstanding stock options ................       2,817,232              --
                                                  ------------    ------------

Total weighted average number of common
and common equivalent shares outstanding
during the period ............................     154,208,829     143,983,819
                                                  ============    ============

Net income/(loss) applicable per common
and common equivalent share ..................    $       1.91    $      (0.45)
                                                  ============    ============



The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Significant Accounting Policies

The accompanying unaudited financial statements as of and for the three-month and nine-month periods ended March 30, 1996 and April 1, 1995 have been prepared on substantially the same basis as the annual consolidated financial statements, reflecting all adjustments of a normal recurring nature. In the opinion of the Corporation, the financial statements reflect all adjustments necessary for a fair presentation of the results for those periods and the financial condition at those dates.

Note B - Restructuring Actions

During the first nine months of fiscal 1996, restructuring actions resulted in approximately 1,245 employee separations. The Corporation incurred costs of approximately $120 million, net of postretirement benefits curtailment gains, for the first nine months. Cash expenditures for employee separations were approximately $128 million in the first nine months of fiscal 1996.

During the first nine months of fiscal 1996, the Corporation incurred costs of approximately $156 million for facility closures and related actions. Cash expenditures for facility closures and related actions for the first nine months of fiscal 1996 were $25 million, net of proceeds of $45 million from the sale of property, plant and equipment.

Note C - Litigation

Several purported class action lawsuits were filed against the Corporation during the fourth quarter of fiscal 1994 alleging violations of the Federal securities laws arising from alleged misrepresentations and omissions in connection with the Corporation's issuance and sale of Series A 8-7/8% Cumulative Preferred Stock and the Corporation's financial results for the quarter ended April 2, 1994. During fiscal 1995, the lawsuits were consolidated into three cases, which were pending before the United States District Court for the District of Massachusetts. On August 8, 1995, the Massachusetts federal court granted the defendants' motion to dismiss all three cases in their entirety. On September 6, 1995, notices of appeal were filed in two of the cases. On May 7, 1996, the United States Court of Appeals for the First Circuit affirmed in part and reversed in part the dismissal of the two cases, and remanded for further proceedings.

Note D - Interest Rate Swaps

In October 1995, $500 million face amount of interest rate swap agreements were terminated, resulting in a final payment of $17 million under the agreements. Since such swap agreements were entered into in fiscal 1994 to manage the Corporation's exposure to interest rate movements through fiscal 2003, the final payment will be amortized over the remaining seven years. During the initial years, the Corporation received net proceeds on these swap agreements.

Note E - Accounts Receivable Securitization Program

In October 1995, the Corporation's French subsidiary entered into a one-year agreement with a major financial institution allowing it to sell an undivided ownership interest in a designated pool of trade accounts receivable (the "Receivables") to a group of investors for proceeds of up to 450 million French francs (approximately $89 million at March 30, 1996). Commitment fees under the agreement are immaterial. As of May 13, 1996 no interests in the Receivables had been sold.

Note F - Divestments

At the end of the second quarter of fiscal 1996, the Corporation transferred its learning services business to Welsh, Carson, Anderson & Stowe for proceeds of approximately $80 million. Approximately 600 employees transferred with this business.

Gains and losses on divestments are included in selling, general and administrative expenses on the consolidated statements of operations, except for unrealized gains which are reported separately in fiscal 1995 due to adoption of a change in accounting principle. Total net gains are reported as gains on disposition of other assets on the consolidated statements of cash flows.

Note G - Pension Plan

In December 1995, the Board of Directors approved an amendment to the Corporation's U.S. pension plan effective March 1, 1996. Pursuant to the amendment to the plan, the defined pension benefit will be based on an account balance comprised of a percentage of pay for each year of service and interest credited on the cumulative balance. Prior to March 1, 1996, the defined benefit plan was calculated based on a percentage of the employee's earnings during service to the Corporation.

On the effective date of the amendment, the vested and accumulated benefit obligations of the pension plan more closely approximated the projected benefit obligation. The implementation of the amended plan did not have a material effect on the consolidated statement of operations or the consolidated balance sheet. There was no cash flow impact from the implementation of the amendment to the plan.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

As an aid to understanding the Corporation's operating results, the following tables indicate the percentage relationships of income and expense items included in the statements of operations for the most recent quarter and nine-month period ended March 30, 1996 and the corresponding quarter and nine-month period ended April 1, 1995 of the preceding fiscal year and the percentage changes in those items for such periods. Components of total costs of operating revenues are shown as percentages of their related revenues.


                                                  Income and Expense Items
                                                     as a Percentage of
                                                Total Operating Revenues (a)
                                     -------------------------------------------------
                                     Three-Month Period Ended  Nine-Month Period Ended
                                     ------------------------  -----------------------
                                        March 30,  April 1,      March 30,  April 1,
Income and expense items                   1996      1995          1996       1995
                                        ---------  --------      ---------  --------

Product sales                              56.8%     56.6%        57.4%       54.5%
Service and other revenues                 43.2%     43.4%        42.6%       45.5%
                                          -----     -----        -----       -----

Total operating revenues                  100.0%    100.0%       100.0%      100.0%
Cost of product sales                      62.9%     71.3%        66.4%       71.7%
Service expense and cost
of other revenues                          68.7%     63.3%        67.4%       63.9%
Total cost of operating
revenues                                   65.4%     67.8%        66.9%       68.1%
Research and engineering
expenses                                    7.6%      7.2%         7.3%        7.8%
Selling, general and
administrative expenses                    23.0%     22.4%        22.3%       24.7%
                                          -----     -----        -----       -----

Operating income/(loss)                     4.0%      2.5%         3.5%       (0.6%)
Interest income                             0.5%      0.5%         0.5%        0.4%
Interest expense                            0.7%      0.7%         0.7%        0.6%

Income/(loss) before income
taxes and cumulative
effect of change in
accounting principle                        3.8%      2.3%         3.4%       (0.9%)
Provision for income taxes                  0.4%      0.1%         0.4%        0.1%
                                          -----     -----        -----       -----

                                                  Income and Expense Items
                                                     as a Percentage of
                                          Total Operating Revenues (a) (continued)
                                     -------------------------------------------------
                                     Three-Month Period Ended  Nine-Month Period Ended
                                     ------------------------  -----------------------
                                        March 30,  April 1,      March 30,  April 1,
Income and expense items                   1996      1995          1996       1995
                                        ---------  --------      ---------  --------


Income/(loss) before
cumulative effect of
change in accounting
principle                                 3.4%       2.1%          3.0%       (1.0%)

Benefit due to cumulative
effect of change in
accounting principle                       --         --            --        (0.6%)
                                          ---        ---           ---        ----

Net income/(loss)                         3.4%       2.1%          3.0%       (0.4%)

Dividends on preferred
stock                                     0.2%       0.3%          0.2%        0.3%
                                          ---        ---           ---        ----

Net income/(loss)
applicable to
common stock                              3.2%       1.9%          2.7%       (0.6%)
                                          ===        ===           ===        ====

Note (a): Percentage of operating revenues may not be additive due to rounding.

                                                           Percentage Increases/
                                                               (Decreases)
                                                      -------------------------------
                                                        Three-Month      Nine-Month
                                                       Period Ended     Period Ended
                                                      March 30, 1996   March 30, 1996
                                                            vs.             vs.
Income and Expense Items                               April 1, 1995   April 1, 1995
- - ------------------------                              --------------   --------------
Product sales                                             4.8%             13.4%
Service and other revenues                                3.9%              0.9%
Total operating revenues                                  4.4%              7.8%

Cost of product sales                                    (7.5%)             5.2%
Service expense and cost of other
revenues                                                 12.7%              6.4%
Total cost of operating revenues                          0.7%              5.7%
Research and engineering expenses                         9.8%              1.1%
Selling, general and administrative
expenses                                                  7.0%             (2.7%)

Operating income/(loss)                                  68.1%              100+%
Interest income                                          14.4%             49.8%
Interest expense                                          9.4%             19.2%

Income/(loss) before income taxes and
cumulative effect of change in
accounting principle                                     74.6%              100+%

Provision for income taxes                                100+%             100+%

Income/(loss) before cumulative effect
of change in accounting principle                        68.3%              100+%

Cumulative effect of change in
accounting principle                                      N/M               N/M

Net income/(loss)                                        68.3%              100+%

Dividends on preferred stock                              0.0%              0.0%

Net income/(loss) applicable
to common stock                                          77.6%              100+%


N/M = Not meaningful


REVENUES

Total operating revenues for the first nine months of fiscal 1996 were $10.8 billion, up 8% from the comparable period last year. Total operating revenues included product sales of $6.2 billion and service and other revenues of $4.6 billion. For the first nine months of fiscal 1996 and 1995, respectively, operating revenues from customers outside of the United States were $7.1 billion and $6.5 billion, representing 65% and 64% of total operating revenues for the respective periods.

Total operating revenues for the third quarter of fiscal 1996 were $3.6 billion, up 4% from the comparable quarter last year. Total operating revenues included product sales of $2.0 billion and service and other revenues of $1.6 billion. For the third quarter of fiscal 1996 and 1995, respectively, operating revenues from customers outside of the United States were $2.4 billion and $2.3 billion, representing 68% and 66% of total operating revenues for the respective periods.

Product sales for the first nine months of fiscal 1996 were up 13% compared with the same period last year, due principally to increased demand for Alpha-based systems and Intel-based personal computers. Although product sales for the third quarter of fiscal 1996 were up 5% from the comparable period last year, revenues from personal computers declined approximately 10% for the third quarter compared with the same period last year, due principally to a slowdown in the Corporation's sales to commercial customers, competitive pricing pressures and higher levels of inventory in distribution channels. Adjusted for divestments, product sales for the first nine months and the third quarter increased 21% and 9%, respectively, compared with the same periods last year. Continued increased demand for the Corporation's UNIX-based offerings and increased acceptance of the Corporation's Windows NT-based products contributed to the growth in Alpha-based systems revenues in the first nine months and the third quarter of fiscal 1996. Demand for the Corporation's networks and storage subsystem products during the first nine months and the third quarter also continued to strengthen compared with the same periods of fiscal 1995.

For the first nine months and the third quarter of fiscal 1996, Alpha-based systems revenues represented 28% and 33%, respectively, of product sales, up from 21% and 22%, respectively, for the same periods last year. Revenues from Intel-based personal computers represented 27% and 25% of product sales for the first nine months and the third quarter, respectively, compared with 26% and 30% for the same periods last year. For the first nine months and the third quarter, VAX systems revenues represented 5% of product sales, compared with 11% and 10% for the same periods last year, as the Corporation nears the end of a major product transition. Revenues from the Corporation's other product businesses, including storage subsystems, networks and software, represented 40% and 37% of product sales for the first nine months and the third quarter, respectively, compared with 42% and 38% for the comparable periods last year.

Service and other revenues for the first nine months were essentially unchanged compared with the same period of fiscal 1995. For the third quarter of fiscal 1996, service and other revenues were up 4% compared with the same periods of fiscal 1995. Revenues from multivendor maintenance services and integration services increased, offsetting a decline in revenue from Digital products maintenance business.

EXPENSES AND PROFIT MARGINS

Product gross margin for the first nine months and the third quarter of fiscal 1996 was 34% and 37%, respectively, up from 28% and 29%, respectively, in the comparable periods last year. The increase in product gross margin was due principally to a favorable product mix driven by increased Alpha-based systems revenues, manufacturing cost efficiencies and the effect of divesting lower-margin businesses.

Service gross margin for the first nine months and the third quarter of fiscal 1996 was 33% and 31%, respectively, compared with 36% and 37% for the same periods last year. The decline in service gross margin was due principally to a continuing shift in the mix of service revenues toward lower-margin multivendor service offerings.

Research and engineering (R&E) expenses totaled $795 million for the first nine months of fiscal 1996, up slightly from $787 million for the same period last year. R&E expenses for the third quarter of fiscal 1996 were $276 million, up 10% from $251 million for the third quarter of fiscal 1995. The Corporation believes that its level of R&E spending as a percentage of total operating revenues is appropriate to support current operations and to maintain a strong, consistently market-driven product set.

Selling, general and administrative (SG&A) expenses totaled $2.4 billion for the first nine months of fiscal 1996, down slightly from $2.5 billion for the same period last year. For the third quarter of fiscal 1996, SG&A expenses totaled $832 million, up 7% from $778 million for the third quarter of fiscal 1995. The increase in SG&A expenses for the quarter was due principally to increased variable costs associated with higher revenue levels and infrastructure investments, partially offset by the favorable effects of restructuring actions taken in the first half of fiscal 1995 and the effects of divestments (see Note
F).

At the end of fiscal 1994, the Corporation approved a restructuring plan intended to achieve a more competitive cost structure. While certain originally planned restructuring actions remain to be implemented during the current fiscal year and beyond, the Corporation expects to meet the objectives of the plan. The total estimated cost of these actions remains unchanged (see Note B).

As the Corporation implements its strategic plan, it will continue to focus on productivity improvements and cost controls. The Corporation expects to realign business activities and take the actions necessary to achieve a competitive cost structure appropriate for the level and mix of revenues.

Employee population decreased by 800 from the end of fiscal 1995 and by 2,200 from the end of the third quarter of fiscal 1995 to approximately 60,900 at the end of the third quarter of fiscal 1996.

The net effect of currency exchange rate movements on revenues was slightly favorable in the first nine months and the third quarter of fiscal 1996 compared with the first nine months and the third quarter of fiscal 1995. This effect was offset substantially by the effects of currency exchange rate movements on non-dollar denominated costs.

Interest income for the first nine months and the third quarter of fiscal 1996 was $57 million and $19 million, respectively, compared with $38 million and $16 million for the comparable periods last year, reflecting higher interest rates and significantly higher cash balances. Interest expense for the first nine months and the third quarter was $75 million and $26 million, respectively, compared with $63 million and $24 million for the comparable periods of fiscal 1995. For the first nine months interest expense related to interest rate swap agreements was approximately $2 million, compared with a reduction of interest expense of approximately $2 million for the first nine months of fiscal 1995 (see Note D).

Income tax expense for the first nine months and the third quarter of fiscal 1996 was $44 million and $14 million, respectively, compared with $13 million and $5 million for the same periods of fiscal 1995. Income tax expense reflects several factors, including income taxes provided for profitable operations, benefits taken from net operating loss carryforwards and an inability to recognize currently certain non-U.S. tax benefits from operating losses.

As previously reported, in February 1996, the Corporation terminated its negotiations with Cirrus Logic, Inc. to establish a semiconductor manufacturing relationship consistent with the terms of a Memorandum of Understanding signed in December 1995.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123 - Accounting for Stock-Based Compensation. SFAS No. 123 encourages companies to recognize compensation costs for all stock-based compensation arrangements using a fair value method of accounting. Alternatively, SFAS No. 123 permits a company to continue accounting for these arrangements under Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, accompanied by footnote disclosure of the pro forma effects on net income and earnings per share had the new accounting rules been applied. The Corporation expects to implement the pro forma disclosures provision in fiscal 1997. The adoption of SFAS No. 123 will have no cash flow impact on the Corporation.


AVAILABILITY OF FUNDS TO SUPPORT CURRENT AND FUTURE OPERATIONS AND SPENDING FOR OPERATIONS

Cash and cash equivalents totaled $1.7 billion at the end of the third quarter of fiscal 1996, up from $1.6 billion at the end of fiscal 1995.

Net cash generated from operating activities was $265 million for the first nine months of fiscal 1996, due principally to increased profits. Cash expenditures for restructuring activities were $153 million, net of proceeds of approximately $45 million from the sale of property, plant and equipment. The Corporation currently estimates that cash expenditures for restructuring actions for the remainder of fiscal 1996 will be $75 million to $100 million (see Note B).

Net cash used for investing activities was $219 million for the first nine months of fiscal 1996, due principally to capital spending and an advance to a supplier, offset by proceeds from the disposition of other assets (see Note F) and the sale of property, plant and equipment.

Net cash generated from financing activities was $90 million for the first nine months of fiscal 1996, due principally to the issuance of stock under the Corporation's employee stock plans, offset by the payment of dividends on preferred stock.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Corporation or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). The Corporation cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the following:

- - -- The Corporation's future operating results are dependent on its ability to develop, produce and market new and innovative products and services. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Corporation bring to market in a timely fashion new products and services which meet customers' changing needs.

- - -- Historically, the Corporation has generated a disproportionate amount of its operating revenues toward the end of each quarter, making precise prediction of revenues and earnings particularly difficult and resulting in risk of variance of actual results from those forecast at any time. In addition, the
Corporation's operating results historically have varied from fiscal period to fiscal period; accordingly, the Corporation's financial results in any particular fiscal period are not necessarily indicative of results for future periods.

- - -- The Corporation offers a broad variety of products and services to customers around the world. Changes in the mix of products and services comprising revenues could cause actual operating results to vary from those expected.

- - -- The Corporation's success is partly dependent on its ability to predict demand and adjust production capacity accordingly, which is partly dependent upon the ability of external suppliers to deliver components at reasonable prices and in a timely manner; capacity or supply constraints could adversely affect future operating results.

- - -- The Corporation operates in a highly competitive environment and in a highly competitive industry, which include significant pricing pressures and intense competition for skilled employees. Particular business segments may from time to time experience unanticipated intense competitive pressure, possibly causing operating results to vary from those expected.

- - -- The Corporation offers its products and services directly and through indirect distribution channels. Changes in the financial condition of, or the Corporation's relationship with, distributors and other indirect channel partners could cause actual operating results to vary from those expected.

- - -- The Corporation does business worldwide in over 100 countries. Global and/or regional economic factors and potential changes in laws and regulations affecting the Corporation's business, including without limitation, currency fluctuations, changes in monetary policy and tariffs, and federal, state and international laws regulating the environment, could impact the Corporation's financial condition or future results of operations.


- - -- The market price of the Corporation's securities could be subject to fluctuations in response to quarter to quarter variations in operating results, changes in analysts' earnings estimates, market conditions in the information technology industry, as well as general economic conditions and other factors external to the Corporation.

                           PART II. OTHER INFORMATION

ITEM I. LEGAL PROCEEDINGS.

     As previously reported, several purported class action lawsuits were filed against the Corporation during the fourth quarter of fiscal 1994 alleging violations of the Federal securities laws arising from alleged misrepresentations and omissions in connection with the Corporation's issuance and sale of Series A 8-7/8% Cumulative Preferred Stock and the Corporation's financial results for the quarter ended April 2, 1994. During fiscal 1995, the lawsuits were consolidated into three cases, which were pending before the United States District Court for the District of Massachusetts. On August 8, 1995, the Massachusetts federal court granted the defendants' motion to dismiss all three cases in their entirety. On September 6, 1995, notices of appeal were filed in two of the cases. On May 7, 1996, the United States Court of Appeals for the First Circuit affirmed in part and reversed in part the dismissal of the two cases, and remanded for further proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

          Exhibit 27.  Financial Data Schedule.

          (b)  Reports on Form 8-K.

          The Corporation filed with the Securities and Exchange Commission a Report on Form 8-K on February 16, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DIGITAL EQUIPMENT CORPORATION
                             (Registrant)


                             By  /s/ Vincent J. Mullarkey
                             -----------------------------------------
                             Vincent J. Mullarkey
                             Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

May 13, 1996