Form 10-K
period 1996-06-29
DIGITAL EQUIPMENT CORP
filed 1996-09-20
CIK 28887

================================================================================
                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the Fiscal Year Ended June 29, 1996
                                       or

( ) Transition report pursuant to Section 13 or 15(d)of the Securities Exchange
    Act of 1934
        For the transition period from               to                .

                         Commission file number 1-5296

                         Digital Equipment Corporation
             (Exact name of registrant as specified in its charter)

                Massachusetts                                   04-2226590
       (State or other jurisdiction of                 (I.R.S. Employer Ident. No.)
        incorporation or organization)
 111 Powdermill Road, Maynard, Massachusetts                    01754-1499
   (Address of principal executive offices)                     (Zip Code)

                                 (508) 493-5111
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED(a)
             -------------------               --------------------------------------------
     Common Stock, par value $1 per share                New York Stock Exchange
                                                          Pacific Stock Exchange
                                                          Chicago Stock Exchange
     Depositary shares each representing                 New York Stock Exchange
       one-fourth of a share of 8- 7/8%
     Series A Cumulative Preferred Stock,
            par value $1 per share

(a) In addition, shares of Common Stock of the registrant are listed on certain stock exchanges in Switzerland and Germany.


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing
requirements for the past 90 days. Yes X No   .
                                       --   --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

As of September 16, 1996, 154,324,142 shares of the registrant's Common Stock, par value $1, were issued and outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 16, 1996 was approximately $6.4 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1996 Annual Report to Stockholders are incorporated by reference in Part II hereof.

Portions of the registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, scheduled to be held on November 14, 1996, are incorporated by reference in Part III hereof.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Digital Equipment Corporation, a Massachusetts corporation founded in 1957, is a world leader in implementing and supporting networked platforms and applications in multivendor environments. Building on its core competencies in software, systems, networks, and services, Digital -- working with its business partners
- -- provides a complete range of information processing solutions from personal computers to integrated worldwide networks. The Corporation does business in more than 100 countries, deriving more than 60% of its revenue from outside of the United States and developing and manufacturing products in the Americas, Europe and Asia-Pacific.

The term "Corporation" when used herein refers to Digital Equipment Corporation or Digital Equipment Corporation and its subsidiaries, as required by the context.

For the last five fiscal years, the percentage of total operating revenues contributed by the Corporation's principal classes of products was as follows:

                                                 1996      1995      1994      1993      1992
                                                 -----     -----     -----     -----     -----
     Product sales.............................   57.4%     55.1%     53.5%     52.8%     55.2%
     Service and other revenues................   42.6%     44.9%     46.5%     47.2%     44.8%
                                                 -----     -----     -----     -----     -----
                                                 100.0%    100.0%    100.0%    100.0%    100.0%
                                                 =====     =====     =====     =====     =====

Service and other revenues are derived principally from Digital and multivendor hardware and software product services and systems and network integration services.

PRODUCTS

Most of the Corporation's systems are general purpose digital computers, designed to perform, interpret and record computations on collected data or act as servers providing computing resources across a network. The Corporation offers a broad range of computer clients and servers based on Digital's Alpha(TM) and VAX(R) architectures, and the Intel(R) X86 and Pentium(R) architectures.

Alpha-based systems: The Corporation's 64-bit, reduced instruction set computing ("RISC") architecture known as "Alpha(TM)" is designed to support multiple operating systems and to be the foundation for a leading high performance computer system family. The Corporation offers a complete line of Alpha-based products, ranging from chips and boards to high performance workstations and servers to larger general purpose computer systems. Alpha supports three major operating systems: Digital UNIX(R)-- the Corporation's 64-bit UNIX(R) operating system, the Corporation's OpenVMS(TM) operating system and Microsoft Corporation's ("Microsoft") Windows NT(R) operating system.

In fiscal year 1995, the Corporation introduced its 64-bit AlphaServer 8400 enterprise server, a high-end platform for data warehousing, transaction processing and scientific and technical computing environments. This server performs features typically performed by mainframe systems at a cost substantially below the cost of such systems. In fiscal year 1996, the Corporation introduced its AlphaServer 4100 system, a midrange server offering very large memory (VLM) technology, and the ability to store and process large amounts of information quickly and cost-effectively. The AlphaServer 4100 system is used for memory and transaction-intensive applications such as Internet commerce, corporate intranets and general business computing.

Vax and Intel-based Systems: The Corporation's offerings include a line of VAX systems and servers, from VAXstation(TM) workstations to high performance servers which support the Corporation's OpenVMS operating system.

In addition, the Corporation offers a full range of Intel-based and industry compatible personal computers, servers and network hardware and desktop integration products. These products support Microsoft's Windows(R), Windows 95(R) and Windows NT operating systems.

Storage Systems, Microprocessors, Components and Network Products: The Corporation's offerings include its StorageWorks family of peripheral and data storage products for use with its computer systems which are designed to provide high-performance, flexible and scaleable enterprise-wide storage solutions in multivendor environments.

The Corporation has developed, and manufactures and sells a family of high performance, 64-bit Alpha microprocessors which are used in sophisticated computer applications, including visual computing applications such as video conferencing, video editing and animation.

The Corporation is also a manufacturer and supplier of network components, such as hubs, routers and switches. The Corporation's enVISN (Enterprise Virtual Intelligent Switched Network) open network architecture creates flexible virtual networks linking users in different groups and sites by combining virtual LAN (local area network) technology, distributed routing and high speed switching with centralized, policy-based administration.

Software: The Corporation designs, develops or acquires from third parties and distributes under license various software products for use on its computer systems and computer systems from other vendors. The Corporation, independently and through partners, offers software products consisting of operating systems, communication and networking software, run-time services (such as data/information handling and graphical user interfaces), language compilers, productivity tools, production systems (including databases and transaction processing monitors), office and workgroup software frameworks and other application software.

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

During fiscal year 1996, the Corporation made available without charge over the Worldwide Web its AltaVista Internet Search Service which helps Internet users find information anywhere on the World Wide Web or in Internet news groups. The Corporation believes that the AltaVista Internet Search Service is among the fastest and most comprehensive Web indices available. The Corporation offers a growing portfolio of software products and services for the emerging integrated Internet/intranet environment.

SERVICES

The Corporation provides a comprehensive portfolio of technical consulting and integration and support services to help customers plan, implement and manage their information technology solutions.

The Corporation's service offerings include maintenance and support services for the Corporation's products, as well as for products manufactured by other companies; information systems consulting; technical and application design services; systems integration and project management services; network design, integration and support services; and outsourcing and resource management services. During fiscal year 1996, the Corporation sold its learning services business.

The Corporation's services organizations provide a full range of multivendor customer services through a global network of employees and partners. The Corporation has established a number of services alliances with companies in the information technology industry, including, among others, alliances with Microsoft, Computer Associates International, Inc. ("Computer Associates"), Novell Corporation, Compaq Computer Corporation.

STRATEGIC ALLIANCES AND FISCAL 1996 DEVELOPMENTS

During fiscal year 1996, the Corporation established or enhanced strategic alliances with several major software and telecommunications companies.

Microsoft: In August 1995, the Corporation and Microsoft formed the Alliance for Enterprise Computing, involving joint initiatives by the Corporation and Microsoft in the areas of marketing, sales, support and product development. In particular, the Corporation is working with Microsoft to develop an integrated systems environment and a comprehensive set of tools and utilities that will enable customers and software developers to write applications on Windows NT and deploy them easily on both Windows NT and OpenVMS systems. The Corporation is also working with Microsoft to develop a 64-bit version of Windows NT which would support Alpha as its first systems architecture. In addition, the Corporation has been designated a preferred systems integration and support provider for Microsoft's "Normandy" Internet Service Provider platform.

Oracle: In fiscal year 1995, the Corporation sold its relational database business to Oracle Corporation ("Oracle") and formed an alliance with Oracle focused on the implementation of 64-bit Oracle database products on the Corporation's Alpha systems. Such very large database and data warehousing applications, when running on the Corporation's Alpha systems, process data significantly faster than on current 32-bit enterprise systems.

MCI/Microsoft: In April 1996, the Corporation announced an alliance with MCI Communications Corporation ("MCI") and Microsoft under which MCI will deliver Internet and Intranet products and services, such as mail and messaging, to MCI subscribers based upon the Corporation's Alpha servers, Microsoft's Windows NT operating system, and Exchange and Internet Explorer software products, and backed by the Corporation's support and systems integration services.

Computer Associates: In April 1996, the Corporation and Computer Associates established the Alliance for Enterprise Management involving the purchase by Computer Associates of certain network management system products from the Corporation, and joint sales and marketing activities to promote the network management products and services offered by the Corporation and Computer Associates. As part of the alliance, the Corporation has been designated a preferred service provider by Computer Associates.

Samsung: At the end of fiscal year 1996, the Corporation entered into an arrangement with Samsung Electronics Co., Ltd. ("Samsung") through which it has granted Samsung the right to manufacture and market the Corporation's Alpha microprocessors and incorporate them into its computer systems and other products.

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

For the fiscal year ended June 29, 1996, approximately 4.5% of the Corporation's total operating revenues were derived directly from sales to various agencies of the U.S. Government, and no other customer of the Corporation accounted for more than 2.5% of total revenues.

The Corporation believes that the dollar amount of backlog is not a meaningful indication of future revenues and historically has not published such data. It has been and continues to be the Corporation's objective to minimize the time from the receipt of a purchase order to delivery of the product.

INTERNATIONAL OPERATIONS

Sales by the Corporation to customers outside the United States amounted to 66%, 65% and 62% of total operating revenues for the fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994, respectively. International sales and marketing operations are conducted through subsidiaries, by direct sales from the parent company, by resellers and through various representative and distributorship arrangements.

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

COMPETITION

The information technology industry is highly competitive, international in scope and comprised of many companies. The methods of competition include marketing, product performance, price and service, among others. Present and potential competition in the various markets served by the Corporation comes from firms of various sizes and types, some of which are larger and have greater resources than the Corporation. Firms not now in direct competition with the Corporation may introduce competing products in the future. It is possible for companies to be at various times competitors, customers and collaborators in different markets.

MATERIALS

The Corporation obtains a wide variety of components, assemblies and raw materials from a substantial number of suppliers. The Corporation has established or has available alternate sources of supply for many of these materials. The Corporation believes that the materials required for its manufacturing operations are presently available in quantities sufficient to meet demand; however, a portion of the Corporation's manufacturing operations is dependent on the timely delivery of certain sub-assemblies and components from significant suppliers. The failure of such suppliers to deliver such items on a timely basis could adversely affect the Corporation's results of operations until alternative sources of supply could be arranged.

ENVIRONMENTAL AFFAIRS

The Corporation's facilities are subject to numerous laws and regulations designed to protect human health and safety and the environment. Under applicable state laws, the Corporation is incurring costs in connection with the investigation and remediation of certain properties owned and/or operated by the Corporation. Pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), as amended, the Corporation has been notified that it is a potentially responsible party ("PRP") for and is sharing the costs of investigating and cleaning up certain sites listed on the federal National Priorities List of Superfund Sites. In the opinion of the Corporation, compliance with these laws and regulations has not had and should not have a material effect on the Corporation's capital expenditures, results of operations or financial condition.

PATENTS

The Corporation owns or is licensed under a number of patents and patent applications relating to its products. While the Corporation's portfolio of patents and patent applications is of significant value to the Corporation, the Corporation does not believe that any particular patent or group of patents is of material importance to the Corporation's business as a whole.

RESEARCH AND ENGINEERING

The Corporation is in an industry which is characterized by rapid technological change. In the fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994, the Corporation spent $1.06 billion, $1.04 billion and $1.30 billion, respectively, for research and engineering (R&E). The Corporation believes that its level of R&E spending as a percentage of total operating revenues is appropriate to support current operations and to offer competitive, market-driven products.

EMPLOYEES

The Corporation had approximately 59,100 employees worldwide at June 29, 1996.

EXECUTIVE OFFICERS OF THE CORPORATION

The following table sets forth the names and ages of the nine executive officers of the Corporation and certain information relating to their positions held with the Corporation.

                                                                                        YEAR FIRST
                                                                                         BECAME AN
                                                                                         EXECUTIVE
             NAME               AGE                    PRESENT TITLE                      OFFICER
             ----               ---                    -------------                     ---------
Robert B. Palmer..............   56   Director; Chairman of the Board, President and
                                        Chief Executive Officer                            1985
Harold D. Copperman...........   49   Vice President and General Manager, Systems
                                        Business Unit                                      1996
Charles F. Christ.............   57   Vice President and General Manager, Components
                                        Division                                           1993
Savino R. (Sid) Ferrales......   46   Vice President, Worldwide Human Resources            1995
Paul J. Milbury...............   48   Vice President and Treasurer                         1996
Vincent J. Mullarkey..........   48   Vice President, Finance and Chief Financial
                                        Officer                                            1992
John J. Rando.................   44   Vice President and General Manager, Digital
                                        Services Division                                  1993
Thomas C.Siekman..............   54   Vice President and General Counsel                   1993
William D. Strecker...........   52   Vice President, Corporate Strategy and
                                        Technology and Chief Technical Officer             1985

- ---------------

Executive officers of the Corporation are elected annually and hold office until the first meeting of the Board of Directors following the annual meeting of stockholders and until their successors have been chosen and qualified. All of the executive officers named have been officers or held managerial positions in the Corporation for at least the last five years, except for Mr. Ferrales and Mr. Copperman. Prior to joining the Corporation, Mr. Ferrales served as President of OMC Group, an organization and management consulting firm, from June 1994 to June 1995, and from January 1989 to June 1994 he was Vice President, Human Resources of Dell Computer Corporation. Prior to joining the Corporation, Mr. Copperman was President and Chief Executive Officer of the Informations Systems Group of JWP Inc., a computer reseller and services company, from 1991 to 1993, and President and Chief Operating Officer of Commodore Business Machines, Inc. from 1989 to 1991.

ITEM 2.  PROPERTIES

At the end of fiscal year 1996, the Corporation owned or leased approximately
28.2 million square feet of space worldwide. The Corporation occupied approximately 21.2 million square feet, leased or sub-leased to others approximately 2.4 million square feet, and due to restructuring actions, had vacant space of approximately 4.6 million square feet, most of which is available for sale or sub-lease. The total space owned or leased decreased by approximately 4.7 million square feet from the prior year. Approximately 52% of the occupied space is located in the United States; approximately 58% of the occupied space is owned. The Corporation's occupied facilities are substantially utilized, well maintained and suitable for the products and services offered by the Corporation.

ITEM 3.  LEGAL PROCEEDINGS

During the fourth quarter of fiscal 1994, the Corporation was named as a defendant in several purported class action lawsuits filed in the U.S. District Court for the Southern District of New York and the U.S. District Court for the District of Massachusetts alleging violations of the Federal securities laws arising from alleged misrepresentations and omissions in connection with the Corporation's issuance and sale of Series A 8-7/8% Cumulative Preferred Stock and the Corporation's financial results for the fiscal quarter ended April 2, 1994. The Massachusetts and New York lawsuits were all effectively consolidated into three cases, which were pending before the United States District Court for the District of Massachusetts. On August 8, 1995, the Massachusetts federal court granted the defendants' motion to dismiss all three cases in their entirety. On September 6, 1995, notices of appeal were filed in two of the cases. On May 7, 1996, the United States Court of Appeals for the First Circuit affirmed in part and reversed in part the dismissal of the two cases and remanded for further proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

See the section entitled "Investor information -- Information on Common Stock," which is incorporated herein by reference, appearing on page 57 of the Corporation's 1996 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA.

See the section entitled "Eleven-year financial summary," which is incorporated herein by reference, appearing on pages 26 and 27 of the Corporation's 1996 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the section entitled "Management's discussion and analysis of financial condition and results of operations," which is incorporated herein by reference, appearing on pages 28 through 32 of the Corporation's 1996 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data, which are incorporated herein by reference from the Corporation's 1996 Annual Report to Stockholders, are indexed under Item 14(a)(1). See also the financial statement schedules appearing herein, as indexed under Item 14(a)(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

See the section entitled "Election of Directors," which is incorporated herein by reference from the Corporation's Proxy Statement for its 1996 Annual Meeting of Stockholders. See also the section entitled "Executive Officers of the Corporation" appearing in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

See the section entitled "Executive Compensation," which is incorporated herein by reference from the Corporation's Proxy Statement for its 1996 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

See the sections entitled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" which are incorporated herein by reference from the Corporation's Proxy Statement for its 1996 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

(1) Financial statements which are incorporated herein by reference from the Corporation's 1996 Annual Report to Stockholders:

Report of Independent Accountants (page 33).

Consolidated Statements of Operations for fiscal years 1996, 1995 and 1994 (page
34).

Consolidated Balance Sheets as at June 29, 1996 and July 1, 1995 (page 35).

Consolidated Statements of Cash Flows for fiscal years 1996, 1995 and 1994 (page
36).

Consolidated Statements of Stockholders' Equity for fiscal years 1996, 1995 and 1994 (page 37).

Notes to Consolidated Financial Statements (pages 38 through 53).

Eleven-Year Financial Summary (pages 26 and 27).

Quarterly Financial Data (page 53).

The Corporation's 1996 Annual Report to Stockholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated herein by reference.

(2) Financial statement schedules:

  PAGE
  ----
  S-1     Report of Independent Accountants
  S-2     II - Valuation and Qualifying Accounts and Reserves

All other schedules have been omitted since they are not required, not applicable or the information has been included in the financial statements or the notes thereto.

Individual financial statements of the Corporation's subsidiaries have been omitted because it is primarily an operating company and the consolidated subsidiaries are not indebted, in a material amount, to any person other than to the parent or to other consolidated subsidiaries.


(3) Exhibits:

     3(a) -- Restated Articles of Organization of the Corporation dated March 11, 1991 (filed under cover of Form SE as Exhibit 3(a) to the Corporation's Annual Report on Form
             10-K for the fiscal year ended June 29, 1991 and incorporated herein by reference).
      (b) -- Articles of Amendment filed with the Secretary of State of the Commonwealth of
             Massachusetts on November 4, 1993 (filed as Exhibit 4.3 to the Corporation's
             Registration Statement on Form S-3, No. 33-51987 and incorporated herein by reference).
      (c) -- Certificate of Designation filed with the Secretary of State of the Commonwealth of Massachusetts on March 21, 1994 (filed as

             Exhibit 4.1 to the Corporation's Report on Form 8-K filed on March 23, 1994 and incorporated herein by reference).
      (d) -- By-laws of the Corporation, as amended (filed as Exhibit 3(d) to the
             Corporation's Annual Report on Form 10-K for the fiscal year ended July 1, 1995 and incorporated herein by reference).
     4(a) -- Rights Agreement dated as of December 11, 1989 between the Corporation and First
             Chicago Trust Company of New York, as Rights Agent (filed under cover of Form SE as
             Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated December 12,
             1989 and incorporated herein by reference).
      (b) -- Indenture dated as of September 15, 1992 between Citibank, N.A. as Trustee, and the Corporation ("Indenture") (filed as Exhibit 4 to the Corporation's Registration
             Statement on Form S-3, No. 33-51378 and incorporated herein by reference).
      (c) -- Form of 7 1/8% Note Due 2002, issued under the Indenture (filed as Exhibit 4.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended December 26,
             1992 and incorporated herein by reference).
      (d) -- Form of 8 5/8% Debenture due November 1, 2012, issued under the Indenture (filed as Exhibit 4.3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended December 26, 1992 and incorporated herein by reference).
      (e) -- Form of 7% Note Due 1997, issued under the Indenture (filed as Exhibit 4.4 to the
             Corporation's Quarterly Report on Form 10-Q for the quarter ended December 26, 1992 and incorporated herein by reference).
      (f) -- Form of 7 3/4% Debenture due April 1, 2023, issued under the Indenture (filed as
             Exhibit 4.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended
             March 27, 1993 and incorporated herein by reference).
    10(a) -- 1968 Employee Stock Purchase Plan (filed as Exhibit 99 to the Corporation's
             Registration Statement on Form S-8, No. 33-56477 and incorporated herein by reference).*
      (b) -- 1981 International Employee Stock Purchase Plan (filed as Exhibit 10(b) to the
             Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30,
             1995).*
      (c) -- 1985 Restricted Stock Option Plan, as amended (filed under cover of Form SE as
             Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the fiscal year ended July 1, 1989 and incorporated herein by reference).*
      (d) -- 1990 Equity Plan, as amended (filed as Exhibit 10(a) to the Corporation's
             Quarterly Report on Form 10-Q for the quarter ended December 30, 1995). *
      (e) -- 1990 Stock Option Plan for Nonemployee Directors, as amended (filed as Exhibit
             10(f) to the Corporation's Annual Report on

             Form 10-K for the fiscal year ended July 1, 1995 and incorporated herein by reference).*
      (f) -- Digital Equipment Corporation 1995 Equity Plan, as amended (filed as Exhibit
             10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended
             December 30, 1995 and incorporated herein by reference).*
      (g) -- Deferred Compensation Plan for Non-Employee Directors as Amended and Restated
             Effective 18 May 1987, as further amended on April 22, 1991 and as further amended on June 17, 1996.*
      (h) -- Deferred Compensation Plan for Executives.*
      (i) -- Retirement Arrangement for Non-Employee Directors, as amended (filed as Exhibit
             10(h) to the Corporation's Annual Report on Form 10-K for the fiscal year ended July
             1, 1995 and incorporated herein by reference).*
      (j) -- Form of Indemnification Agreement in effect between the Corporation and each of its officers and directors (filed as Exhibit 10(g) to the Corporation's Annual
             Report on Form 10-K for the fiscal year ended July 2, 1988 and incorporated herein by reference).*
      (k) -- Letter Agreement from the Corporation to Savino R. Ferrales dated as of May 18,
             1995 (filed as Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the
             fiscal year ended July 1, 1995 and incorporated herein by reference).*
      (l) -- Digital Equipment Corporation 1995 Stock Option Plan for Nonemployee Directors
             (filed as Exhibit 10(a) to the Corporation's Quarterly Report on Form 10-Q for the
             quarter ended December 30, 1995 and incorporated herein by reference).*
      (m) -- Digital Equipment Corporation SAVE Restoration Plan (as established effective as of July 1, 1995) (filed as Exhibit 10(b) to the Corporation's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).*
      (n) -- Agreement between the Corporation and Enrico Pesatori dated as of August 28,
             1996.*
       11 -- Computation of net income/(loss) per common share and common share equivalent.
       13 -- The Corporation's 1996 Annual Report to Stockholders, certain portions of which have been incorporated herein by reference.
       21 -- List of Subsidiaries.
       23 -- Consent of independent accountants.
       27 -- Financial Data Schedule.

- ---------------

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

                                          DIGITAL EQUIPMENT CORPORATION
                                          (Registrant)

                                          By /s/ ROBERT B. PALMER
                                            ------------------------------------
                                            ROBERT B. PALMER
                                            Chairman of the Board,
                                            President and Chief Executive
                                            Officer

                                          Date: September 16, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                      DATE
                ---------                               -----                      ----
/s/ ROBERT B. PALMER                        Chairman of the Board,
- ------------------------------------------    President and Chief
Robert B. Palmer                              Executive Officer
                                              (Principal Executive
                                              Officer) and Director         September 16, 1996

/s/ VINCENT J. MULLARKEY                    Vice President, Finance and
- ------------------------------------------    Chief Financial Officer
Vincent J. Mullarkey                          (Principal Financial
                                              Officer)                      September 16, 1996

/s/ HANS LARSEN                             Vice President, Controller,
- ------------------------------------------    and Chief Accounting
Hans Larsen                                   Officer(Principal
                                              Accounting Officer)           September 16, 1996

/s/ VERNON R. ALDEN                         Director                        September 16, 1996
- ------------------------------------------
Vernon R. Alden

/s/ COLBY H. CHANDLER                       Director                        September 16, 1996
- ------------------------------------------
Colby H. Chandler

/s/ ARNAUD DE VITRY                         Director                        September 16, 1996
- ------------------------------------------
Arnaud de Vitry

/s/ FRANK P. DOYLE                          Director                        September 16, 1996
- ------------------------------------------
Frank P. Doyle

/s/ ROBERT R. EVERETT                       Director                        September 16, 1996
- ------------------------------------------
Robert R. Everett

                SIGNATURE                     TITLE                                DATE
                ---------                     -----                                ----

/s/ KATHLEEN F. FELDSTEIN                   Director                        September 16, 1996
- ------------------------------------------
Kathleen F. Feldstein


/s/ THOMAS P. GERRITY                       Director                        September 16, 1996
- ------------------------------------------
Thomas P. Gerrity

/s/ THOMAS L. PHILLIPS                      Director                        September 16, 1996
- ------------------------------------------
Thomas L. Phillips

/s/ DELBERT C. STALEY                       Director                        September 16, 1996
- ------------------------------------------
Delbert C. Staley

                       REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the consolidated financial statements of Digital Equipment Corporation has been incorporated by reference in this Form 10-K from page 33 of the 1996 Annual Report to Stockholders of Digital Equipment Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 10 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                               /s/ Coopers & Lybrand L.L.P.
                                                 -------------------------------
                                                    COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
July 29, 1996

                                  SCHEDULE II

                         DIGITAL EQUIPMENT CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

COLUMN A                       COLUMN B     COLUMN C     COLUMN D     COLUMN E      COLUMN F
- -----------                   -----------  -----------  -----------  -----------  ------------
                              BALANCE AT     CHARGED    CHARGED TO   DEDUCTIONS     BALANCE
                               BEGINNING       TO          OTHER        FROM       AT END OF
DESCRIPTION                    OF PERIOD   OPERATIONS    ACCOUNTS    RESERVES(a)     PERIOD
- -----------                   -----------  -----------  -----------  -----------  ------------
                     Allowance for Possible Losses on Accounts Receivable
Year Ended:
June 29, 1996................   150,655       61,140           --       29,762       182,033
July 01, 1995................   111,925       55,307       29,886(b)    46,463       150,655
July 02, 1994................   110,764       50,247        1,286       50,372       111,925

- ---------------
(a) Uncollectible accounts and adjustments.

(b) Includes recovery of accounts previously written off.