Form 10-K/A
period 1996-06-29
DIGITAL EQUIPMENT CORP
filed 1996-09-23
CIK 28887

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
    For the transition period from        to       .
                                    -----    -----

Commission file number 1-5296

                        DIGITAL EQUIPMENT CORPORATION
                        -----------------------------
           (Exact name of registrant as specified in its charter)


Massachusetts                                      04-2226590
- -------------                                      ----------
(State or other jurisdiction of                    (I.R.S.  Employer Ident. No.)
incorporation or organization)

111 Powdermill Road, Maynard, Massachusetts                  01754-1499
- -------------------------------------------                  -----------
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

(a) In addition, shares of Common Stock of the registrant are listed on certain stock exchanges in Switzerland and Germany.

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

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

The undersigned registrant hereby amends page 54 of Exhibit 13 to its Annual Report on Form 10-K as set forth below:

OFFICERS AND MANAGEMENT

*Robert B. Palmer
Chairman of the Board,
President and Chief Executive Officer

R.E. Caldwell
Vice President, Digital Semiconductor

Bobby A. F. Choonavala
Vice President; President, Asia Pacific

*Charles F. Christ
Vice President and General Manager,
Components Division

Bruce L. Claflin
Vice President and General Manager,
Personal Computer Business Unit

*Harold D. Copperman
Vice President and General Manager,
Systems Business Unit

Vincenzo Damiani
Vice President; President, Digital Europe

*Savino R. (Sid) Ferrales
Vice President, Worldwide Human Resources

Richard J. Fishburn
Vice President and Chief Information Officer

Samuel H. Fuller
Vice President and Chief Scientist

Charles B. Holleran
Vice President, Communications

Ilene H. Lang
Vice President, Internet Software Business Unit

Hans Larsen
Vice President, Controller
and Chief Accounting Officer

Alexis Makris
Vice President and Controller,
Business Operations

Gail S. Mann
Vice President, Assistant General Counsel,
Secretary and Clerk

*Paul J. Milbury
Vice President and Treasurer

*Vincent J. Mullarkey
Vice President, Finance and Chief Financial Officer

*John J. Rando
Vice President and General Manager,
Digital Services Division

Robert J. Rennick
Vice President and General Manager,
Network Product Business Unit

*Thomas C. Siekman
Vice President and General Counsel

*William D. Strecker
Vice President, Corporate Strategy and Technology and Chief Technical Officer

*"Executive Officer" under the Securities Exchange Act of 1934.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DIGITAL EQUIPMENT CORPORATION
                                         (Registrant)

                                          By:/s/ Gail S. Mann
                                             ----------------
Dated: September 20, 1996                    Gail S. Mann
                                             Vice President, Assistant General
                                             Counsel, Secretary and Clerk