Form 10-Q
period 1996-09-28
DIGITAL EQUIPMENT CORP
filed 1996-11-12
CIK 28887

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended September 28, 1996

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, par value $1, outstanding as of September 28, 1996: 154,894,180.

                         DIGITAL EQUIPMENT CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands except per share data)

                                                        Three-Month Period Ended
                                                      -----------------------------
                                                      September 28,   September 30,
                                                          1996           1995
                                                      -------------   -------------

REVENUES
Product sales ......................................    $1,522,163      $1,818,659
Service revenues ...................................     1,389,478       1,452,461
                                                        ----------      ----------

TOTAL OPERATING REVENUES ...........................     2,911,641       3,271,120
                                                        ----------      ----------

COSTS AND EXPENSES
Cost of product sales ..............................     1,048,390       1,256,678
Service expense ....................................       951,183         960,907
Research and engineering expenses ..................       257,644         256,432
Selling, general and administrative expenses .......       732,175         734,434
                                                        ----------      ----------

Operating income/(loss) ............................       (77,751)         62,669
Other (income)/expense, net ........................       (16,172)          5,892
                                                        ----------      ----------

INCOME/(LOSS) BEFORE INCOME TAXES ..................       (61,579)         56,777
Provision for income taxes .........................         4,302           8,606
                                                        ----------      ----------

NET INCOME/(LOSS) ..................................       (65,881)         48,171
Dividend on preferred stock ........................         8,875           8,875
                                                        ----------      ----------

NET INCOME/(LOSS) APPLICABLE TO COMMON STOCK .......    $  (74,756)     $   39,296
                                                        ==========      ==========

NET INCOME/(LOSS) APPLICABLE PER COMMON SHARE (1) ..    $    (0.48)     $     0.26
                                                        ==========      ==========


     (1) Net loss applicable per common share is based only on the weighted average number of common shares outstanding during the period: 154,335,259 shares for the three months ended September 28, 1996. Net income applicable per per common share is based on the weighted average number of common shares and common share equivalents outstanding during the period: 151,574,303 for the three months ended September 30, 1995. See page 7 of this report.


   Cash dividends on common stock have never been paid by the Corporation.

   The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                     September 28,    June 29,
                                                         1996           1996
                                                     -------------   -----------

ASSETS

CURRENT ASSETS
Cash, cash equivalents and short-term investments ..  $2,040,625     $ 2,039,158
Accounts receivable, net of allowances
of $183,231 and $182,033 ...........................   2,932,850       3,223,293
Inventories ........................................
Raw materials ......................................     467,432         536,911
Work-in-process ....................................     407,972         439,318
Finished goods .....................................     805,693         844,582
                                                      ----------     -----------

Total inventories ..................................   1,681,097       1,820,811
Prepaid expenses, deferred income taxes
and other current assets ...........................     370,814         336,836
                                                      ----------     -----------

TOTAL CURRENT ASSETS ...............................   7,025,386       7,420,098
                                                      ----------     -----------

Property, plant and equipment, at cost .............   5,099,045       5,120,110
Less accumulated depreciation ......................   2,902,028       2,897,190
                                                      ----------     -----------

Net property, plant and equipment ..................   2,197,017       2,222,920
Other assets .......................................     415,322         432,363
                                                      ----------     -----------

TOTAL ASSETS .......................................  $9,637,725     $10,075,381
                                                      ==========     ===========


   The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                     CONSOLIDATED BALANCE SHEETS (continued)

                             (Dollars in thousands)


                                                   September 28,      June 29,
                                                       1996             1996
                                                   -------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans and current portion
of long-term debt ................................  $   16,938       $    17,896
Accounts payable .................................     716,233           903,618
Income taxes payable .............................      79,079            79,528
Salaries, wages and related items ................     624,410           632,413
Deferred revenues and customer advances ..........   1,052,618         1,099,328
Accrued restructuring costs ......................     541,208           619,416
Other current liabilities ........................     838,438           879,434
                                                    ----------       -----------

TOTAL CURRENT LIABILITIES ........................   3,868,924         4,231,633
                                                    ----------       -----------

Long-term debt ...................................   1,002,166           999,131
Postretirement and other postemployment
benefits .........................................   1,279,505         1,238,411
                                                    ----------       -----------

TOTAL LIABILITIES ................................   6,150,595         6,469,175
                                                    ----------       -----------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value (liquidation
preference of $100.00 per share);
authorized 25,000,000 shares; 4,000,000 shares
of Series A 8-7/8% Cumulative Preferred Stock
issued and outstanding ...........................       4,000             4,000
Common stock, $1.00 par value; authorized
450,000,000 shares; 156,394,180 and
155,504,284 shares issued ........................     156,394           155,504
Additional paid-in capital .......................   3,776,293         3,764,224
Retained deficit .................................    (392,278)         (317,522)
Treasury stock at cost; 1,500,000 shares
and 0 shares .....................................     (57,279)             --
                                                    ----------       -----------

TOTAL STOCKHOLDERS' EQUITY .......................   3,487,130         3,606,206
                                                    ----------       -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......  $9,637,725       $10,075,381
                                                    ==========       ===========



   The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                      Three-Month Period Ended
                                                    ----------------------------
                                                    September 28,  September 30,
                                                        1996          1995
                                                    -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) .................................   $ (65,881)     $  48,171
Adjustments to reconcile net income/(loss) to
net cash from operating activities:
Depreciation ......................................      97,386         98,438
Amortization ......................................      15,155         16,894
Gain on disposition of other assets ...............     (12,330)          --
Other adjustments to net income/(loss) ............      28,741          9,292
Decrease in accounts receivable ...................     290,443        170,962
(Increase)/decrease in inventories ................     139,714       (163,005)
(Increase)/decrease in prepaid expenses and other
current assets ....................................     (33,269)        53,768
Decrease in accounts payable ......................    (187,385)      (162,104)
Increase/(decrease) in taxes ......................      (1,133)        19,602
Increase in salaries, wages, benefits
and related items .................................      33,091         32,091
Decrease in deferred revenues and
customer advances .................................     (46,710)      (151,001)
Decrease in accrued restructuring costs ...........     (78,208)       (99,199)
Increase/(decrease) in other current liabilities ..     (41,398)        99,788
                                                      ---------      ---------

Total adjustments .................................     204,097        (74,474)
                                                      ---------      ---------

Net cash flows from operating activities ..........     138,216        (26,303)
                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property, plant and equipment .......     (86,338)       (78,486)
Proceeds from the disposition of
property, plant and equipment .....................       2,671          6,965
Purchases of short-term investments ...............    (658,212)       (41,472)
Maturities of short-term investments ..............     159,511         61,752
Additions to other assets .........................      (4,201)       (20,572)
Proceeds from the disposition of other assets .....       8,262          4,693
                                                      ---------      ---------

Net cash flows from investing activities ..........    (578,307)       (67,120)
                                                      ---------      ---------

Net cash flows from operating and
investing activities ..............................    (440,091)       (93,423)
                                                      ---------      ---------


   The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                             (Dollars in thousands)

                                                   Three-Month Period Ended
                                                ------------------------------
                                                September 28,    September 30,
                                                    1996            1995
                                                -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of debt ...........       3,035             --
Payments to retire debt ......................      (1,223)          (1,559)
Purchase of treasury shares ..................     (57,279)            --
Issuance of common shares ....................       7,199           23,300
Dividend on preferred stock ..................      (8,875)          (8,875)
                                                ----------       ----------

Net cash flows from financing activities .....     (57,143)          12,866
                                                ----------       ----------

Net decrease in cash and cash equivalents ....    (497,234)         (80,557)
Cash and cash equivalents at the
beginning of the year ........................   1,791,754        1,531,849
                                                ----------       ----------

Cash and cash equivalents at end of period ...  $1,294,520       $1,451,292
                                                ==========       ==========



   The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION


     COMPUTATION OF NET INCOME/(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

                  (Dollars in thousands except per share data)


                                                   Three-Month Period Ended
                                                -------------------------------
                                                September 28,     September 30,
                                                    1996              1995
                                                -------------     -------------

Net income/(loss) applicable to common and
common equivalent shares .....................  $    (74,756)     $     39,296
                                                ============      ============

Weighted average number of common shares
outstanding during the period ................   154,335,259       149,592,266

Common stock equivalents from application
of "treasury stock" method to unexercised
and outstanding stock options ................          --           1,982,037
                                                ------------      ------------

Total weighted average number of common
and common equivalent shares outstanding
during the period ............................   154,335,259       151,574,303
                                                ============      ============

Net income/(loss) applicable per common
and common equivalent share ..................  $      (0.48)     $       0.26
                                                ============      ============



   The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Significant Accounting Policies

Principles of consolidation: The accompanying unaudited financial statements as of and for the three month periods ended September 28, 1996 and September 30, 1995 have been prepared on substantially the same basis as the annual consolidated financial statements, reflecting all adjustments of a normal recurring nature. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the results for those periods and the financial condition at those dates. Certain prior year's amounts have been reclassified to conform with the current year presentation.


Short term investments: Investments with maturities greater than three months at date of acquisition mature in less than one year from the balance sheet date and are classified as short-term investments. Short-term investments are valued at cost plus accrued interest, which approximates market.



(in thousands)                            September 28, 1996         June 29, 1996
--------------------------------------------------------------------------------------
Cash and cash equivalents                     $1,294,520               $1,791,754
Short-term investments                           746,105                  247,404
--------------------------------------------------------------------------------------
Cash, cash equivalents and
short-term investments                        $2,040,625               $2,039,158
--------------------------------------------------------------------------------------


Other (income)/expense, net:

(in thousands)                            September 28, 1996       September 30, 1995
--------------------------------------------------------------------------------------
Interest income                                $(25,050)                $(17,527)
Interest expense                                 21,165                   23,419
Net (gain)/loss on divestments                  (12,287)                      --
--------------------------------------------------------------------------------------
Other (income)/expense, net                    $(16,172)                $  5,892
--------------------------------------------------------------------------------------


Note B - Restructuring Actions

During the first three months of fiscal 1997, restructuring actions resulted in approximately 1,000 employee separations, with respect to which the Corporation incurred costs of approximately $44 million, net of postretirement benefits curtailment gains.

During the first quarter of fiscal 1997, the Corporation incurred costs of approximately $37 million for facility closures and related actions. Cash expenditures of $37 million for these actions were offset by proceeds of $3 million from the sale of property, plant and equipment.

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


Note D - Treasury Stock

During the first quarter of fiscal 1997, the Corporation purchased in the open market 1.5 million shares of its common stock for an aggregate purchase price of $57.3 million, or $38.19 per common share. All of the acquired shares are held in treasury.

Management's Discussion and Analysis of Financial Condition and Results of Operations

REVENUES

Total operating revenues for the first quarter of fiscal 1997 were $2.9 billion, down 11% from the comparable quarter last year. Total operating revenues included product sales of $1.5 billion and service revenues of $1.4 billion. Operating revenues from customers outside of the United States were $1.9 billion, or 65% of total revenues, and $2.1 billion, or 63% of total revenues, for the first quarter of fiscal 1997 and 1996, respectively. The net effect of the translation of local currency revenue into U.S. dollars was negative in the first three months of fiscal 1997 compared with the first three months of fiscal 1996.


Revenues (dollars in millions)
--------------------------------------------------------------------------------
First quarter of fiscal year                      1997             1996
--------------------------------------------------------------------------------

Product sales                                    $1,522           $1,819
% of total revenues                                  52%              56%
--------------------------------------------------------------------------------
Service revenues                                 $1,390           $1,452
% of total revenues                                  48%              44%
--------------------------------------------------------------------------------
Total revenues                                   $2,912           $3,271
--------------------------------------------------------------------------------


Product sales for the first three months of fiscal 1997 were down
16% from the comparable period last year. Disruptions resulting from changes in the sales organization contributed to the decline in product sales. These changes are intended to increase the extent and effectiveness of account coverage and to achieve greater sales productivity. The Corporation expects that the benefits of these changes are not likely to be fully realized until the second half of the fiscal year and beyond. In addition, the decline in product sales was impacted by a planned reduction in inventories in distribution channels, the effects of divestments and discontinued product lines, and as noted above, the effects of currency exchange rate movements.

For the first quarter of fiscal 1997, Alpha-based systems revenues increased 4%, representing 30% of product sales for the first quarter of fiscal 1997, compared with 24% for the same period last year. Revenues from sales of Intel-based personal computer systems declined 17% for the quarter compared with the first quarter last year, representing 27% of product sales for the first quarter of fiscal 1997, unchanged from the comparable period last year. Revenues from the Corporation's other product businesses, including VAX systems, storage subsystems, networks and software, declined 24% and represented 43% of product sales for the first quarter of fiscal 1997, compared with 49% for the comparable period of fiscal 1996.

Service revenues for the first quarter of fiscal 1997 were $1.4 billion, down 4% from 1.5 billion in the same quarter of fiscal 1996. Decreased revenues from the Digital products maintenance business were partially offset by increased revenues from multivendor services.

EXPENSES AND PROFIT MARGINS


Gross margin (dollars in millions)
--------------------------------------------------------------------------------
First quarter of fiscal year                              1997       1996
--------------------------------------------------------------------------------

Product sales gross margin                                $474       $562
% of related revenues                                       31%        31%
--------------------------------------------------------------------------------
Service revenues gross margin                             $438       $492
% of related revenues                                       32%        34%
--------------------------------------------------------------------------------


Product gross margin was 31% of product sales for the first quarter of fiscal 1997 and 1996. Product gross margin remained stable due principally to an increased proportion of revenues from sales of higher-margin Alpha-based systems and manufacturing cost efficiencies, offset by lower sales volume.


Service gross margin was 32% of service revenues for the first three months of fiscal 1997 compared with 34% for the same period last year. The decline in service gross margin was due principally to the continued shift in the mix of maintenance service revenues toward lower-margin multivendor service offerings.



Operating expenses (dollars in millions)
--------------------------------------------------------------------------------
First quarter of fiscal year                         1997              1996
--------------------------------------------------------------------------------

Research and engineering                             $258              $256
% of total revenues                                     9%                8%
--------------------------------------------------------------------------------
Selling, general and administative                   $732              $734
% of total revenues                                    25%               22%
--------------------------------------------------------------------------------


Research and engineering (R&E) expenses totaled $258 million for the first three months of fiscal 1997, essentially unchanged from $256 million for the same period last year. The Corporation believes that the level of R&E spending is appropriate to support current operations and to offer competitive market-driven products.

Selling, general and administrative (SG&A) expenses were $732 million and $734 million for the first quarter of fiscal 1997 and 1996, respectively. SG&A expenses reflect increased salaries and wages and other inflationary effects, offset by the effect of restructuring actions taken principally in the second half of fiscal 1996 and reductions in discretionary spending.

During the fourth quarter of fiscal 1996, the Corporation implemented a restructuring plan intended to increase sales productivity, further consolidate manufacturing plants and distribution sites, improve service delivery and further reduce overhead in support areas. The Corporation expects to meet the objectives of the plan and the total estimated cost of planned restructuring actions remains unchanged (see Note B).

Employee population decreased by 2,100 from the end of fiscal 1996 to approximately 57,000, and by 4,500 from the end of the first quarter of fiscal 1996.

As noted above, the net effect of currency exchange rate movements on revenues was negative in the first three months of fiscal 1997 compared with the first three months of fiscal 1996. This effect was partially offset by the effects of currency exchange rate movements on non-dollar denominated costs and by competitive responses to market conditions resulting from currency fluctuations.

Net other income for the first quarter of fiscal 1997 was $16 million, compared with net other expense of $6 million for the first quarter of fiscal 1996. The increase was due principally to divestment gains recorded in the first quarter of fiscal 1997 and an increase in interest income resulting from higher cash and short-term investment balances (see Note A). Divestment gains recorded in the quarter resulted principally from post-closing events with respect to divestments consummated in fiscal 1996. In prior periods, gains and losses from divestments were recorded in SG&A expenses.

Income tax expense for the first quarter of fiscal 1997 was $4 million, compared with $9 million for the same period of fiscal 1996. Income tax expense reflects several factors, including income taxes provided for profitable operations, benefits taken from net operating loss carryforwards and an inability to recognize currently certain tax benefits from operating losses.

In October 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 - Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation costs for all stock-based compensation arrangements using a fair value method of accounting. Alternatively, SFAS No. 123 permits a company to continue accounting for these arrangements under Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, accompanied by footnote disclosure of the pro forma effects on net income and earnings per share had the new rules been applied. The Corporation adopted the alternative approach as of the first day of fiscal 1997.


AVAILABILITY OF FUNDS TO SUPPORT CURRENT AND FUTURE OPERATIONS AND SPENDING FOR OPERATIONS

Cash and short-term investments totaled $2.0 billion at the end of the first quarter of fiscal 1997, unchanged from the end of fiscal 1996.

Net cash generated from operating activities was $204 million for the first three months of fiscal 1997, due principally to decreased accounts receivable and inventories, offset by lower accounts payable. Cash expenditures for restructuring activities were $80 million, net of proceeds of approximately $3 million from the sale of property, plant and equipment. The Corporation currently estimates that total cash expenditures for planned restructuring actions will total $550 million. Cash expenditures for the remainder of fiscal 1997 will be between $350 million and $400 million, and between $150 million and $200 million in fiscal 1998 and beyond (see Note B).

Net cash used for investing activities was $578 million for the first quarter of fiscal 1997, due principally to the purchase of short-term investments (see Note
A).

Net cash used for financing activities was $57 million for the first three months of fiscal 1997, due principally to the open market purchase of 1.5 million shares of the Corporation's common stock (see Note D).

The Corporation's need for, cost of and access to funds are dependent on future operating results, as well as conditions external to the Corporation. The Corporation historically has maintained a conservative capital structure, and believes that its current cash position and its sources of and access to capital are adequate to support current and future operations.


Factors That May Affect Future Results

From time to time, information provided by the Corporation or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1996 (the "Act"). The Corporation cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the following:

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

-- As the Corporation continues to implement its strategic plan and respond to external market conditions, there can be no assurance that additional restructuring actions will not be required. With regard to completion of planned restructuring actions, there can be no assurance that the estimated cost of such actions will not change.

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

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DIGITAL EQUIPMENT CORPORATION
                                     (Registrant)



                                     By: /s/ Vincent J. Mullarkey
                                     ------------------------------------------
                                     Vincent J. Mullarkey
                                     Vice President, Finance and Chief Financial
                                     Officer (Duly Authorized Officer and
                                     Principal Financial Officer)


November 12, 1996