Form 10-Q
period 1996-12-28
DIGITAL EQUIPMENT CORP
filed 1997-02-11
CIK 28887

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     for the quarterly period ended December 28, 1996

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, par value $1, outstanding as of December 28, 1996: 157,263,714.

                          DIGITAL EQUIPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands except per share data)

                                                Three-Month Period Ended
                                                --------------------------
                                                December 28,   December 30,
                                                   1996           1995
                                                -----------     ----------
REVENUES
Product sales ................................  $1,844,280     $2,346,879
Service revenues .............................   1,513,467      1,604,498
                                                ----------     ----------

TOTAL OPERATING REVENUES .....................   3,357,747      3,951,377
                                                ----------     ----------

COSTS AND EXPENSES
Cost of product sales ........................   1,208,235      1,583,282
Service expense ..............................   1,045,788      1,079,753
Research and engineering expenses ............     249,841        263,348
Selling, general and administrative expenses .     817,408        871,735
                                                ----------     ----------

Operating income .............................      36,475        153,259
Other (income)/expense, net ..................        (445)       (17,036)
                                                ----------     ----------

INCOME BEFORE INCOME TAXES ...................      36,920        170,295
Provision for income taxes ...................       5,039         21,513
                                                ----------     ----------

NET INCOME ...................................      31,881        148,782
Dividend on preferred stock ..................       8,875          8,875
                                                ----------     ----------

NET INCOME APPLICABLE TO COMMON STOCK ........  $   23,006     $  139,907
                                                ==========     ==========

NET INCOME APPLICABLE PER COMMON SHARE (1) ...  $     0.15     $     0.91
                                                ==========     ==========

----------

     (1) Net income applicable per common share is based on the weighted average number of common shares and common share equivalents outstanding during the period: 156,229,565 for the three months ended December 28, 1996 and 154,280,589 for the three months ended December 30, 1995. See page 8 of this report.

     Cash dividends on common stock have never been paid by the Corporation.

     The accompanying notes are an integral part of these financial statements.

                            DIGITAL EQUIPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (Dollars in thousands except per share data)

                                                          Six-Month Period Ended
                                                       --------------------------
                                                       December 28,   December 30,
                                                          1996            1995
                                                       -----------    -----------
REVENUES
Product sales .......................................  $3,366,443    $ 4,165,538
Service revenues ....................................   2,902,945      3,056,959
                                                       ----------    -----------

TOTAL OPERATING REVENUES ............................   6,269,388      7,222,497
                                                       ----------    -----------

COSTS AND EXPENSES
Cost of product sales ...............................   2,256,625      2,839,960
Service expense .....................................   1,996,971      2,040,660
Research and engineering expenses ...................     507,485        519,780
Selling, general and administrative expenses ........   1,549,583      1,606,169
                                                       ----------    -----------

Operating income/(loss) .............................     (41,276)       215,928
Other (income)/expense, net .........................     (16,617)       (11,144)
                                                       ----------    -----------

INCOME/(LOSS) BEFORE INCOME TAXES ...................     (24,659)       227,072
Provision for income taxes ..........................       9,341         30,119
                                                       ----------    -----------

NET INCOME/(LOSS) ...................................     (34,000)       196,953
Dividends on preferred stock ........................      17,750         17,750
                                                       ----------    -----------

NET INCOME/(LOSS) APPLICABLE TO COMMON STOCK ........  $  (51,750)   $   179,203
                                                       ==========    ===========

NET INCOME/(LOSS) APPLICABLE PER COMMON SHARE (1) ...  $    (0.33)   $      1.17
                                                       ==========    ===========


----------

     (1) Net loss applicable per common share is based only on the weighted average number of common shares outstanding during the period: 154,930,296 for the six months ended December 28, 1996. Net income applicable per common share is based on the weighted average number of common shares and common share equivalents outstanding during the period: 153,002,306 for the six months ended December 30, 1995. See page 9 of this report.

     Cash dividends on common stock have never been paid by the Corporation.

     The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                      December 28,      June 29,
                                                         1996            1996
                                                      -----------     -----------
ASSETS

CURRENT ASSETS
Cash, cash equivalents and short-term investments ... $ 2,293,825     $ 2,039,158
Accounts receivable, net of allowances
of $178,821 and $182,033 ............................   2,947,300       3,223,293
Inventories
Raw materials .......................................     387,730         536,911
Work-in-process .....................................     365,932         439,318
Finished goods ......................................     767,083         844,582
                                                      -----------     -----------

Total inventories ...................................   1,520,745       1,820,811
Prepaid expenses, deferred income taxes
and other current assets ............................     334,888         336,836
                                                      -----------     -----------

TOTAL CURRENT ASSETS ................................   7,096,758       7,420,098
                                                      -----------     -----------

Property, plant and equipment, at cost ..............   5,023,643       5,120,110
Less accumulated depreciation .......................   2,847,547       2,897,190
                                                      -----------     -----------

Net property, plant and equipment ...................   2,176,096       2,222,920
Other assets ........................................     372,084         432,363
                                                      -----------     -----------

TOTAL ASSETS ........................................ $ 9,644,938     $10,075,381
                                                      ===========     ===========




The accompanying notes are an integral part of these financial statements.

                            DIGITAL EQUIPMENT CORPORATION

                       CONSOLIDATED BALANCE SHEETS (continued)

                                (Dollars in thousands)

                                                      December 28,        June 29,
                                                         1996              1996
                                                      -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans and current portion
of long-term debt ..................................  $  271,290       $    17,896
Accounts payable ...................................     803,518           903,618
Income taxes payable ...............................      75,720            79,528
Salaries, wages and related items ..................     641,518           632,413
Deferred revenues and customer advances ............     945,326         1,099,328
Accrued restructuring costs ........................     496,462           619,416
Other current liabilities ..........................     863,127           879,434
                                                      ----------       -----------

TOTAL CURRENT LIABILITIES ..........................   4,096,961         4,231,633
                                                      ----------       -----------

Long-term debt .....................................     749,514           999,131
Postretirement and other postemployment
benefits ...........................................   1,196,120         1,238,411
                                                      ----------       -----------

TOTAL LIABILITIES ..................................   6,042,595         6,469,175
                                                      ----------       -----------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value (liquidation
preference of $100.00 per share); authorized
25,000,000 shares; 4,000,000 shares of Series A
8-7/8% Cumulative Preferred Stock issued and
outstanding ........................................       4,000             4,000
Common stock, $1.00 par value; authorized
450,000,000 shares; 157,263,714 and
155,504,284 shares issued and outstanding ..........     157,264           155,504
Additional paid-in capital .........................   3,822,295         3,764,224
Retained deficit ...................................    (381,216)         (317,522)
                                                      ----------       -----------

TOTAL STOCKHOLDERS' EQUITY .........................   3,602,343         3,606,206
                                                      ----------       -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........  $9,644,938       $10,075,381
                                                      ==========       ===========


The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                         Six-Month Period Ended
                                                     -----------------------------
                                                     December 28,     December 30,
                                                         1996            1995
                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss) .................................. $   (34,000)     $   196,953
Adjustments to reconcile net income/(loss) to
net cash from operating activities:
Depreciation .......................................     196,477          197,569
Amortization .......................................      28,506           32,953
(Gain)/loss on disposition and write-offs of
other assets .......................................      46,254          (22,280)
Other adjustments to net income/(loss) .............      32,374          (14,338)
(Increase)/decrease in accounts receivable .........     275,993         (317,089)
(Increase)/decrease in inventories .................     288,066          (44,051)
Decrease in prepaid expenses and other
current assets .....................................       2,078           22,142
Decrease in accounts payable .......................    (100,100)         (78,981)
Increase/(decrease) in taxes .......................      (2,959)          42,130
Increase/(decrease) in salaries, wages, benefits
and related items ..................................     (33,186)          70,501
Decrease in deferred revenues and
customer advances ..................................    (154,002)        (196,557)
Decrease in accrued restructuring costs ............    (122,954)        (200,202)
Increase/(decrease) in other current liabilities ...     (15,514)         139,811
                                                     -----------      -----------
Total adjustments ..................................     441,033         (368,392)
                                                     -----------      -----------

Net cash flows from operating activities ...........     407,033         (171,439)
                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property, plant and equipment ........    (190,147)        (162,324)
Proceeds from the disposition of
property, plant and equipment ......................      38,125           57,823
Purchases of short-term investments ................  (1,805,941)         (78,209)
Maturities of short-term investments ...............     847,357           80,489
Additions to other assets ..........................     (17,641)         (34,676)
Proceeds from the disposition of other assets ......       8,567          120,135
                                                     -----------      -----------
Net cash flows from investing activities ...........  (1,119,680)         (16,762)
                                                     -----------      -----------

Net cash flows from operating and
investing activities ...............................    (712,647)        (188,201)
                                                     -----------      -----------


The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                             (Dollars in thousands)

                                                           Six-Month Period Ended
                                                       -----------------------------
                                                       December 28,     December 30,
                                                          1996             1995
                                                       -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of debt .................        5,673             --
Payments to retire debt ............................       (2,430)          (6,623)
Purchase of treasury shares ........................      (57,279)            --
Issuance of common and treasury shares, including
tax effects ........................................       80,516          107,210
Dividends on preferred stock .......................      (17,750)         (17,750)
                                                       ----------       ----------
Net cash flows from financing activities ...........        8,730           82,837
                                                       ----------       ----------

Net decrease in cash and cash equivalents ..........     (703,917)        (105,364)
Cash and cash equivalents at the
beginning of the year ..............................    1,791,754        1,531,849
                                                       ----------       ----------

Cash and cash equivalents at end of period .........   $1,087,837       $1,426,485
                                                       ==========       ==========





The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

        COMPUTATION OF NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

                  (Dollars in thousands except per share data)

                                                    Three-Month Period Ended
                                                ------------------------------
                                                December 28,      December 30,
                                                    1996             1995
                                                ------------     ------------

Net income applicable to common and
common equivalent shares ...................... $     23,006     $    139,907
                                                ============     ============

Weighted average number of common shares
outstanding during the period .................  155,141,671      151,334,362

Common stock equivalents from application
of "treasury stock" method to unexercised
and outstanding stock options .................    1,087,894        2,946,227
                                                ------------     ------------

Total weighted average number of common
and common equivalent shares outstanding
during the period .............................  156,229,565      154,280,589
                                                ============     ============

Net income applicable per common and common
equivalent share .............................. $       0.15     $       0.91
                                                ============     ============



The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

     COMPUTATION OF NET INCOME/(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

                  (Dollars in thousands except per share data)

                                                    Six-Month Period Ended
                                                -------------------------------
                                                December 28,       December 30,
                                                    1996                1995
                                                ------------       ------------

Net income/(loss) applicable to common and
common equivalent shares .....................  $    (51,750)      $    179,203
                                                ============       ============
Weighted average number of common shares
outstanding during the period ................   154,930,296        150,538,174

Common stock equivalents from application
of "treasury stock" method to unexercised
and outstanding stock options ................            --          2,464,132
                                                ------------       ------------
Total weighted average number of common
and common equivalent shares outstanding
during the period ............................   154,930,296        153,002,306
                                                ============       ============
Net income/(loss) applicable per common
and common equivalent share ..................  $      (0.33)      $       1.17
                                                ============       ============


The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Significant Accounting Policies

Principles of consolidation: The accompanying unaudited financial statements as of and for the three-month and six-month periods ended December 28, 1996 and December 30, 1995 have been prepared on substantially the same basis as the annual consolidated financial statements, reflecting all adjustments of a normal recurring nature. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the results for those periods and the financial condition at those dates. Certain prior year's amounts have been reclassified to conform with the current year presentation.


Short-term investments: Investments with maturities greater than three months at date of acquisition but within one year of the balance sheet date are classified as short-term investments. Short-term investments are valued at amortized cost, which approximates market.

Cash, cash equivalents and short-term investments
----------------------------------------------------------------------
                                       December 28,          June 29,
(in thousands)                                 1996              1996
----------------------------------------------------------------------
Cash and cash equivalents                $1,087,837        $1,791,754
Short-term investments                    1,205,988           247,404
----------------------------------------------------------------------
Total cash, cash equivalents
and short-term investments               $2,293,825        $2,039,158
----------------------------------------------------------------------


Other (income)/expense,net:
                            Three-Month Period Ended    Six-Month Period Ended
--------------------------------------------------------------------------------
                           December 28,  December 30,  December 28,  December 30,
(in thousands)                    1996          1995          1996          1995
--------------------------------------------------------------------------------
Interest (income)             $(27,449)     $(20,497)     $(52,499)     $(38,024)
Interest expense                21,604        25,741        42,769        49,160
Net (gain)/loss on divestments   5,400       (22,280)       (6,887)      (22,280)
--------------------------------------------------------------------------------
Other (income)/expense, net   $   (445)     $(17,036)     $(16,617)     $(11,144)
--------------------------------------------------------------------------------

Note B - Restructuring Actions

During the first six months of fiscal 1997, the Corporation incurred costs of $67 million for approximately 1,400 employee separations and $57 million for facilities closures and related actions. Cash expenditures for restructuring activities were $97 million for the first six months of fiscal 1997, net of proceeds of $34 million from the sale of properties.


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


Note D - Treasury Stock

During the first quarter of fiscal 1997, the Corporation purchased in the open market 1.5 million shares of its common stock for an aggregate purchase price of $57.3 million, or $38.19 per common share. During the second quarter of fiscal 1997, all the shares of common stock held in treasury were issued under the Corporation's employee stock plans.


Note E - Non-Recurring Items

The net effect of the non-recurring items discussed below was immaterial to the consolidated results of operations of the Corporation for the second quarter of fiscal 1997.

During the second quarter of fiscal 1997, the Corporation amended its U.S. postretirement medical plan, changing the period over which benefits are earned and accrued. As a result of the amendment, the Corporation recognized a one-time curtailment gain of $52 million in the second quarter of fiscal 1997.

Events and circumstances arising during the second quarter of fiscal 1997 indicated that the carrying value of certain intangible assets would not be recoverable. Accordingly, unamortized balances of $40 million were written off as a charge to operations.

At the end of the second quarter of fiscal 1997, the Corporation accrued a loss of approximately $17 million associated with a pending divestment. Approximately $12 million of the expected loss is included in cost of product sales. The divestment is expected to be completed in the third quarter of fiscal 1997 and does not represent a disposition of a significant line of business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Total operating revenues for the first six months of fiscal 1997 were $6.3 billion, down 13% from the comparable period last year. Total operating revenues included product sales of $3.4 billion and service revenues of $2.9 billion. Operating revenues from customers outside of the United States were $4.2 billion and $4.7 billion, or 67% and 64% of total operating revenues for the first six months of fiscal 1997 and 1996, respectively.

Total operating revenues for the second quarter of fiscal 1997 were $3.4 billion, down 15% from the same quarter last year. Total operating revenues included product sales of $1.8 billion and service revenues of $1.5 billion. Operating revenues from customers outside of the United States were $2.3 billion and $2.6 billion, or 68% and 65% of total operating revenues for the second quarter of fiscal 1997 and 1996, respectively.

The net effect of the translation of local currency revenues into U.S. dollars was negative for the first six months and the second quarter of fiscal 1997 compared with the same periods last year.

Revenue
(dollars in millions)        Six-Month Period Ended    Three-Month Period Ended
-------------------------------------------------------------------------------
                          December 28,  December 30,  December 28,  December 30,
                                 1996          1995          1996          1995
-------------------------------------------------------------------------------
Product sales                  $3,366        $4,165        $1,844        $2,347
% of total revenues                54%           58%           55%           59%
-------------------------------------------------------------------------------
Service revenues                2,903         3,057         1,514         1,604
% of total revenues                46%           42%           45%           41%
-------------------------------------------------------------------------------
Total revenues                 $6,269        $7,222        $3,358        $3,951
-------------------------------------------------------------------------------

Product sales for the first six months and the second quarter of fiscal 1997 were down 19% and 21%, respectively, from the comparable periods last year. The decline resulted in part from discontinuation of the retail personal computer and certain component products lines, as well as a planned reduction in inventories in distribution channels. While disruptions in the sales organization in the first quarter of fiscal 1997 continued to contribute to the decline in product sales, the organization was more stable in the second quarter as the Corporation continued to implement changes intended to increase the extent and effectiveness of account coverage and to achieve greater sales productivity. To a lesser extent, product sales in the second quarter were negatively affected by short-term supply constraints and as noted above, the effects of currency rate movements.

For the first six months and second quarter of fiscal 1997, Alpha-based systems revenues increased 2% and 1%, respectively. Alpha-based systems revenues represented 31% and 33% of product sales for the first six months and second quarter of fiscal 1997, respectively, up from 25% of product sales for the comparable periods last year. During the first six months and second quarter of fiscal 1997, an increase in revenues from Alpha-based servers was offset by a decline in revenues from Alpha-based workstations. Revenues from Intel-based personal computers represented 28% and 29% of product sales for the first six months and the second quarter of fiscal 1997, unchanged from the comparable periods last year. Revenues from the Corporation's other product businesses, including VAX systems, storage subsystems, networks, software and other component products were 41% and 38% of product sales for the first six months and second quarter of fiscal 1997, respectively, compared with 47% and 46% for the same periods of fiscal 1996.

Service revenues for the first six months and the second quarter of fiscal 1997 were $2.9 billion and $1.5 billion, respectively, down from $3.1 billion and $1.6 billion for the same periods last year. Decreased revenues from the Digital products maintenance business were partially offset by increased revenues from multivendor services.

EXPENSES AND PROFIT MARGINS

Gross margin
(dollars in millions)              Six-Month Period Ended    Three-Month Period Ended
--------------------------------------------------------------------------------------
                                 December 28,  December 30,  December 28,  December 30,
                                        1996          1995          1996          1995
--------------------------------------------------------------------------------------
Product sales gross margin            $1,110        $1,326          $636          $764
% of related revenues                     33%           32%           35%           33%
--------------------------------------------------------------------------------------
Service revenues gross margin         $  906        $1,016          $468          $525
% of related revenues                     31%           33%           31%           33%
--------------------------------------------------------------------------------------

Product gross margin was 33% and 35% of product sales for the first six months and the second quarter of fiscal 1997, respectively, compared with 32% and 33% for the comparable periods last year. The increase in product gross margin was due principally to a greater proportion of revenues from sales of higher-margin Alpha-based servers and a corresponding decline in revenues from sales of lower-margin desktop products, as well as manufacturing efficiencies.

Service gross margin was 31% of service revenues for both the first six months and the second quarter of fiscal 1997, compared with 33% for the comparable periods last year. The decline in service gross margin was due principally to the continued shift in the mix of maintenance service revenues toward lower-margin multivendor service offerings.

Operating expenses
(dollars in millions)             Six-Month Period Ended    Three-Month Period Ended
--------------------------------------------------------------------------------------
                                 December 28,  December 30,  December 28,  December 30,
                                        1996          1995          1996          1995
--------------------------------------------------------------------------------------
Research and engineering              $  507        $  520          $250          $263
% of total revenues                        8%            7%            7%            7%
--------------------------------------------------------------------------------------
Selling, general and administrative   $1,550        $1,606          $817          $872
% of total revenues                       25%           22%           24%           22%
--------------------------------------------------------------------------------------

Research and engineering (R&E) expenses totaled $507 million and $250 million for the first six months and the second quarter of fiscal 1997, respectively, down from $520 million and $263 million for the same periods of fiscal 1996. The decrease in R&E expenses was due principally to the Corporation's withdrawal from certain non-strategic businesses and the elimination of related development costs. The Corporation believes that its level of R&E spending is appropriate to support current operations and to offer competitive, market-driven products.

Selling, general and administrative (SG&A) expenses decreased 4% to $1.5 billion for the first six months of fiscal 1997, compared with $1.6 billion for the comparable period last year. For the second quarter of fiscal 1997, SG&A expenses totaled $817 million, down 6% from $872 million for the second quarter of fiscal 1996. The decline in SG&A expenses reflects the effect of restructuring actions taken principally in the second half of fiscal 1996 and the effects of divestments and reductions in discretionary spending, offset by increased salaries and wages.

During the fourth quarter of fiscal 1996, the Corporation approved a restructuring plan intended to increase sales productivity, further consolidate manufacturing plants and distribution sites, improve service delivery and further reduce overhead in support areas. The Corporation expects to meet the objectives of the plan and the total estimated costs of planned restructuring actions is unchanged (see Note B).

Employee population decreased by 3,200 from the end of fiscal 1996 to approximately 55,900, and by 1,100 from the end of the first quarter of fiscal 1997.

As noted above, the net effect of currency exchange rate movements on revenues was negative in the first six months and the second quarter of fiscal 1997 when compared with the first six months and the second quarter of fiscal 1996. This effect was partially offset by the effects of currency exchange rate movements on non-dollar denominated costs and by competitive responses to market conditions resulting from currency fluctuations.

Net other income for the first six months of fiscal 1997 was $17 million, compared with net other income of $11 million for the first six months of fiscal 1996. The increase reflects increased interest income resulting from significantly higher cash and short-term investment balances and a decrease in interest expense. Gains on divestments were $7 million and $22 million in the first six months of fiscal 1997 and 1996, respectively. For the second quarter of fiscal 1997, net other income was less than $1 million, compared with net other income of $17 million for the same period last year due primarily to a loss on divestments of $5 million in the second quarter of fiscal 1997 as compared with a gain of $22 million in the same quarter last year (see Note A).

Income tax expense for the first six months and the second quarter of fiscal 1997 was $9 million and $5 million, respectively, compared with $30 million and $22 million for the same periods of fiscal 1996. The reduction in income tax expense in fiscal 1997 is attributable to lower profit levels. Income tax expense reflects several factors, including incomes taxes provided for profitable operations, benefits taken from net operating loss carryforwards and an inability to recognize currently certain tax benefits from operating losses.

In October 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123 - Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation costs for all stock-based compensation arrangements using a fair value method of accounting. Alternatively, SFAS No. 123 permits a company to continue accounting for these arrangements under Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees, accompanied by footnote disclosure of the pro forma effects on net income and earnings per share had the new rules been applied. The Corporation adopted the alternative approach under SFAS No. 123 as of the first day of fiscal 1997.


AVAILABILITY OF FUNDS TO SUPPORT CURRENT AND FUTURE OPERATIONS AND SPENDING FOR OPERATIONS

Cash and short-term investments totaled $2.3 billion at the end of the second quarter of fiscal 1997, up from $2.0 billion at the end of fiscal 1996.

Net cash generated from operating activities was $407 million for the first six months of fiscal 1997, due principally to decreases in accounts receivable and inventories, partially offset by decreases in accounts payable, deferred revenue and accrued restructuring costs. Cash expenditures for restructuring activities were $97 million for the first six months of fiscal 1997, net of proceeds of $34 million from the sale of properties. Future cash expenditures are estimated to be between $325 million and $375 million for the remainder of fiscal 1997, and between $125 million and $175 million in fiscal 1998 and beyond (see Note B).

Net cash used for investing activities was $1.1 billion for the first six months of fiscal 1997, due principally to short-term investment activities (see Note
A).

Net cash generated from financing activities was $9 million for the first six months of fiscal 1997, due principally to the issuance of stock under the Corporation's employee stock plans, offset by the open market purchase of the Corporation's common stock and the payment of dividends on preferred stock (see Note D). During the second quarter of fiscal 1997, $250 million of five-year notes due in November 1997 were reclassified from long-term debt to current portion of long-term debt.

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

-- The Corporation offers its products and services directly and through indirect distribution channels. Changes in the financial condition of, or the Corporation's relationship with, distributors and other indirect channel partners, as well as fluctuations in end-user sales by indirect sales channel partners, could cause actual operating results to vary from those expected.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On November 14, 1996, the Corporation held its Annual Meeting of Stockholders. At the meeting the stockholders elected three Class I Directors for three-year terms. 122,836,326 votes were cast for nominees for Class I Directors, 2,774,974 were withheld and there were no broker non-votes. 122,819,361 votes were cast for Frank P. Doyle, a nominee for Class I Director and 2,791,939 votes were withheld. 122,836,326 votes were cast for Kathleen F. Feldstein, a nominee for Class I Director and 2,774,974 votes were withheld. 122,546,540 votes were cast for Robert B. Palmer, a nominee for Class I Director and 2,964,760 votes were withheld. At the meeting the stockholders also approved an amendment to the Corporation's 1968 Employee Stock Purchase Plan ("ESPP") and the Corporation's 1981 International Employee Stock Purchase Plan ("IESPP"). 119,668,805 votes were cast for the proposal to amend the ESPP and 5,480,364 votes were cast against, with 462,131 abstentions and no broker non-votes; 120,356,200 votes were cast for the proposal to amend the IESPP and 4,784,696 votes were cast against, with 470,404 abstentions and no broker non-votes. The stockholders also ratified the selection of Coopers & Lybrand L.L.P. as the Corporation's auditors. 124,821,720 votes were cast for ratification and 431,751 were cast against, with 357,829 abstentions and no broker non-votes.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits

      10.  Digital Equipment Corporation Cash Account Pension Restoration Plan
      27.  Financial Data Schedule

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



February 10, 1997