Form 10-Q
period 1997-03-29
DIGITAL EQUIPMENT CORP
filed 1997-05-09
CIK 28887

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         for the quarterly period ended March 29, 1997

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, par value $1, outstanding as of March 29, 1997:152,816,894.

                          DIGITAL EQUIPMENT CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (Dollars in thousands except per share data)

                                                                                       Three-Month Period Ended
                                                                                --------------------------------------
                                                                                 March 29,                  March 30,
                                                                                    1997                       1996
                                                                                -----------                -----------
REVENUES
Product sales ................................................................  $ 1,836,516                $ 2,055,710
Service revenues .............................................................    1,477,794                  1,565,316
                                                                                -----------                -----------

TOTAL OPERATING REVENUES .....................................................    3,314,310                  3,621,026
                                                                                -----------                -----------

COSTS AND EXPENSES
Cost of product sales ........................................................    1,188,578                  1,294,032
Service expense ..............................................................    1,019,290                  1,074,650
Research and engineering expenses ............................................      256,476                    275,703
Selling, general and administrative expenses .................................      798,714                    858,203
                                                                                -----------                -----------

Operating income .............................................................       51,252                    118,438
Other (income)/expense, net ..................................................      (10,848)                   (19,272)
                                                                                -----------                -----------

INCOME BEFORE INCOME TAXES ...................................................       62,100                    137,710
Provision for income taxes ...................................................       11,134                     13,637
                                                                                -----------                -----------

NET INCOME ...................................................................       50,966                    124,073
Dividend on preferred stock ..................................................        8,875                      8,875
                                                                                -----------                -----------

NET INCOME APPLICABLE TO COMMON STOCK ........................................  $    42,091                $   115,198
                                                                                ===========                ===========

NET INCOME APPLICABLE PER COMMON SHARE (1) ...................................  $      0.27                $      0.74
                                                                                ===========                ===========

     (1) Net income applicable per common share is based on the weighted average number of common shares and common share equivalents outstanding during the period: 155,665,576 for the three months ended March 29, 1997 and 156,593,530 for the three months ended March 30, 1996. See page 8 of this report.

     Cash dividends on common stock have never been paid by the Corporation.

     The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (Dollars in thousands except per share data)

                                                                                       Nine-Month Period Ended
                                                                                ---------------------------------------
                                                                                  March 29,                  March 30,
                                                                                    1997                       1996
                                                                                ------------               ------------
REVENUES
Product sales ................................................................  $  5,202,959               $  6,221,248
Service revenues .............................................................     4,380,739                  4,622,275
                                                                                ------------               ------------

TOTAL OPERATING REVENUES .....................................................     9,583,698                 10,843,523
                                                                                ------------               ------------

COSTS AND EXPENSES
Cost of product sales ........................................................     3,445,203                  4,133,992
Service expense ..............................................................     3,016,261                  3,115,310
Research and engineering expenses ............................................       763,961                    795,483
Selling, general and administrative expenses .................................     2,348,297                  2,464,372
                                                                                ------------               ------------

Operating income .............................................................         9,976                    334,366
Other (income)/expense, net ..................................................       (27,465)                   (30,416)
                                                                                ------------               ------------

INCOME BEFORE INCOME TAXES ...................................................        37,441                    364,782
Provision for income taxes ...................................................        20,475                     43,756
                                                                                ------------               ------------

NET INCOME ...................................................................        16,966                    321,026
Dividends on preferred stock .................................................        26,625                     26,625
                                                                                ------------               ------------

NET INCOME/(LOSS) APPLICABLE TO COMMON STOCK .................................  $     (9,659)              $    294,401
                                                                                ============               ============

NET INCOME/(LOSS) APPLICABLE PER COMMON SHARE (1) ............................  $      (0.06)              $       1.91
                                                                                ============               ============

     (1) Net loss applicable per common share is based only on the weighted average number of common shares outstanding during the period: 154,965,047 for the nine months ended March 29, 1997. Net income applicable per common share is based on the weighted average number of common shares and common share equivalents outstanding during the period: 154,208,829 for the nine months ended March 30, 1996. See page 9 of this report.

     Cash dividends on common stock have never been paid by the Corporation.

     The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                                            CONSOLIDATED BALANCE SHEETS

                                               (Dollars in thousands)

                                                                                     March 29,                  June 29,
                                                                                        1997                      1996
                                                                                    -----------               -----------

ASSETS

CURRENT ASSETS
Cash, cash equivalents and short-term investments ..............................    $ 2,481,708               $ 2,039,158
Accounts receivable, net of allowances
of $217,361 and $182,033 .......................................................      2,886,164                 3,223,293
Inventories
Raw materials ..................................................................        399,336                   536,911
Work-in-process ................................................................        357,146                   439,318
Finished goods .................................................................        714,908                   844,582
                                                                                    -----------               -----------

Total inventories ..............................................................      1,471,390                 1,820,811
Prepaid expenses, deferred income taxes
and other current assets .......................................................        324,510                   336,836
                                                                                    -----------               -----------

TOTAL CURRENT ASSETS ...........................................................      7,163,772                 7,420,098
                                                                                    -----------               -----------

Property, plant and equipment, at cost .........................................      4,934,742                 5,120,110
Less accumulated depreciation ..................................................      2,820,668                 2,897,190
                                                                                    -----------               -----------

Net property, plant and equipment ..............................................      2,114,074                 2,222,920
Other assets ...................................................................        334,667                   432,363
                                                                                    -----------               -----------

TOTAL ASSETS ...................................................................    $ 9,612,513               $10,075,381
                                                                                    ===========               ===========



The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                                      CONSOLIDATED BALANCE SHEETS (continued)

                                               (Dollars in thousands)


                                                                          March 29,                  June 29,
                                                                            1997                       1996
                                                                        ------------               ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans and current portion
of long-term debt ..........................................            $    264,043               $     17,896
Accounts payable ...........................................                 810,056                    903,618
Income taxes payable .......................................                  79,998                     79,528
Salaries, wages and related items ..........................                 682,199                    632,413
Deferred revenues and customer advances ....................               1,056,946                  1,099,328
Accrued restructuring costs ................................                 443,230                    619,416
Other current liabilities ..................................                 850,941                    879,434
                                                                        ------------               ------------

TOTAL CURRENT LIABILITIES ..................................               4,187,413                  4,231,633
                                                                        ------------               ------------

Long-term debt .............................................                 749,320                    999,131
Postretirement and other postemployment
benefits ...................................................               1,179,420                  1,238,411
                                                                        ------------               ------------

TOTAL LIABILITIES ..........................................               6,116,153                  6,469,175
                                                                        ------------               ------------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value (liquidation
preference of $100.00 per share); authorized
25,000,000 shares; 4,000,000 shares of Series A
8-7/8% Cumulative Preferred Stock issued and
outstanding ................................................                   4,000                      4,000
Common stock, $1.00 par value; authorized
450,000,000 shares; 157,251,550 issued and
155,504,284 shares issued and outstanding ..................                 157,252                    155,504
Additional paid-in capital .................................               3,830,584                  3,764,224
Retained deficit ...........................................                (340,523)                  (317,522)
Treasury stock at cost; 4,434,656 shares
and 0 shares ...............................................                (154,953)                         -
                                                                        ------------               ------------

TOTAL STOCKHOLDERS' EQUITY .................................               3,496,360                  3,606,206
                                                                        ------------               ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................            $  9,612,513               $ 10,075,381
                                                                        ============               ============

The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               (Dollars in thousands)

                                                                                         Nine-Month Period Ended
                                                                                  --------------------------------------
                                                                                   March 29,                  March 30,
                                                                                      1997                       1996
                                                                                  -----------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ...................................................................    $    16,966                $   321,026
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation .................................................................        303,327                    302,474
Amortization .................................................................         41,252                     52,208
(Gain)/loss on disposition and write-offs of
other assets .................................................................         34,248                    (48,691)
Other adjustments to net income ..............................................         53,051                     27,197
(Increase)/decrease in accounts receivable ...................................        337,129                   (197,276)
(Increase)/decrease in inventories ...........................................        347,421                   (140,054)
Decrease in prepaid expenses and other
current assets ...............................................................          7,672                     17,277
Increase/(decrease) in accounts payable ......................................        (93,562)                     3,023
Increase in taxes ............................................................          9,822                     47,657
Increase/(decrease) in salaries, wages, benefits
and related items ............................................................         (9,205)                   160,297
Decrease in deferred revenues and
customer advances ............................................................        (42,382)                  (106,048)
Decrease in accrued restructuring costs ......................................       (176,186)                  (277,450)
Increase/(decrease) in other current liabilities .............................        (25,283)                   103,602
                                                                                  -----------                -----------
Total adjustments ............................................................        787,304                    (55,784)
                                                                                  -----------                -----------

Net cash flows from operating activities .....................................        804,270                    265,242
                                                                                  -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property, plant and equipment ..................................       (275,056)                  (300,200)
Proceeds from the disposition of
property, plant and equipment ................................................         67,600                     61,666
Purchases of short-term investments ..........................................     (2,806,784)                  (105,026)
Maturities of short-term investments .........................................      1,745,054                    146,114
Additions to other assets ....................................................         (4,518)                  (101,002)
Proceeds from the disposition of other assets ................................         14,067                    120,135
                                                                                  -----------                -----------
Net cash flows from investing activities .....................................     (1,259,637)                  (178,313)
                                                                                  -----------                -----------

Net cash flows from operating and
investing activities .........................................................       (455,367)                    86,929
                                                                                  -----------                -----------



The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                               (Dollars in thousands)

                                                                                   Nine-Month Period Ended
                                                                             ------------------------------------
                                                                              March 29,                March 30,
                                                                                 1997                     1996
                                                                             -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of debt .......................................         6,240                        -
Payments to retire debt ..................................................       (10,713)                  (6,778)
Purchase of treasury shares ..............................................      (214,546)                       -
Issuance of common and treasury shares, including
tax effects ..............................................................        81,831                  123,395
Dividends on preferred stock .............................................       (26,625)                 (26,625)
                                                                             -----------              -----------
Net cash flows from financing activities .................................      (163,813)                  89,992
                                                                             -----------              -----------

Net increase/(decrease) in cash and cash equivalents .....................      (619,180)                 176,921
Cash and cash equivalents at the
beginning of the year ....................................................     1,791,754                1,531,849
                                                                             -----------              -----------

Cash and cash equivalents at end of period ...............................   $ 1,172,574              $ 1,708,770
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

                          DIGITAL EQUIPMENT CORPORATION

                          COMPUTATION OF NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

                                    (Dollars in thousands except per share data)

                                                                         Three-Month Period Ended
                                                                 ---------------------------------------
                                                                   March 29,                  March 30,
                                                                     1997                       1996
                                                                 ------------               ------------

Net income applicable to common and
common equivalent shares .....................................   $     42,091               $    115,198
                                                                 ============               ============

Weighted average number of common shares
outstanding during the period ................................    154,648,476                153,070,098

Common stock equivalents from application
of "treasury stock" method to unexercised
and outstanding stock options ................................      1,017,100                  3,523,432
                                                                 ------------               ------------

Total weighted average number of common
and common equivalent shares outstanding
during the period ............................................    155,665,576                156,593,530
                                                                 ============               ============

Net income applicable per common and common
equivalent share .............................................   $       0.27               $       0.74
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

                          DIGITAL EQUIPMENT CORPORATION

                      COMPUTATION OF NET INCOME/(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

                                    (Dollars in thousands except per share data)

                                                                                 Nine-Month Period Ended
                                                                        ------------------------------------------
                                                                          March 29,                    March 30,
                                                                             1997                        1996
                                                                        -------------                -------------

Net income/(loss) applicable to common and
common equivalent shares .....................................          $      (9,659)               $     294,401
                                                                        =============                =============

Weighted average number of common shares
outstanding during the period ................................            154,965,047                  151,391,597

Common stock equivalents from application
of "treasury stock" method to unexercised
and outstanding stock options ................................                   --                      2,817,232
                                                                        -------------                -------------

Total weighted average number of common
and common equivalent shares outstanding
during the period ............................................            154,965,047                  154,208,829
                                                                        =============                =============

Net income/(loss) applicable per common
and common equivalent share ..................................          $       (0.06)               $        1.91
                                                                        =============                =============



The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Significant Accounting Policies

Principles of consolidation: The accompanying unaudited financial statements as of and for the three-month and nine-month periods ended March 29, 1997 and March 30, 1996 have been prepared on substantially the same basis as the annual consolidated financial statements, reflecting all adjustments of a normal recurring nature. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the results for those periods and the financial condition at those dates. Certain prior year's amounts have been reclassified to conform with the current year presentation.

Short-term investments: Investments with maturities greater than three months at date of acquisition but within one year of the balance sheet date are classified as short-term investments. Short-term investments are valued at cost plus accrued interest, which approximates market.

Cash, cash equivalents and short-term investments:

                                       March 29,           June 29,
(in thousands)                              1997               1996
-------------------------------------------------------------------
Cash and cash equivalents             $1,172,574         $1,791,754
Short-term investments                 1,309,134            247,404
-------------------------------------------------------------------
Cash and cash equivalents and
short-term investments                $2,481,708         $2,039,158
-------------------------------------------------------------------


Other (income)/expense, net:
                                   Nine-Month Period Ended         Three-Month Period Ended
---------------------------------------------------------------------------------------------
                                    March 29,       March 30,       March 29,      March 30,
(in thousands)                           1997            1996            1997           1996
---------------------------------------------------------------------------------------------
Interest income                     $(82,706)       $(56,870)       $(30,207)       $(18,846)
Interest expense                       64,311         75,145          21,542          25,985
Net gain on divestments               (9,070)        (48,691)         (2,183)        (26,411)
---------------------------------------------------------------------------------------------
Other (income)/expense, net         $(27,465)       $(30,416)       $(10,848)       $(19,272)
---------------------------------------------------------------------------------------------

Note B - Restructuring Actions

During the first nine months of fiscal 1997, the Corporation incurred costs of $84 million for approximately 1,700 employee separations and $92 million for facilities closures and related actions. Cash expenditures for restructuring activities were $131 million for the first nine months of fiscal 1997, net of proceeds of $49 million from the sale of properties.


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


Note D - Treasury Stock

During the third quarter of fiscal 1997, the Corporation purchased in the open market 4.5 million shares of its common stock for an aggregate purchase price of $157.4 million, or an average of $34.95 per common share. During the second quarter of fiscal 1997, the Corporation issued under employee stock plans 1.5 million shares of common stock purchased in the first quarter of fiscal 1997 for an aggregate purchase price of $57.3 million or an average of $38.19 per common share. The Corporation continues to repurchase shares of its common stock under a previously announced plan, as conditions warrant.


Note E - Non-Recurring Items

The net effect of the non-recurring items discussed below was immaterial to the consolidated results of operations of the Corporation for the second quarter of fiscal 1997.

During the second quarter of fiscal 1997, the Corporation amended its U.S. postretirement medical plan, changing the period over which benefits are earned and accrued. As a result of the amendment, the Corporation recognized a one-time curtailment gain of $52 million.

Events and circumstances arising during the second quarter of fiscal 1997 indicated that the carrying value of certain intangible assets would not be recoverable. Accordingly, unamortized balances of $40 million were written-off as a charge to operations.

At the end of the second quarter of fiscal 1997, the Corporation accrued a loss of approximately $17 million associated with a pending divestment. Approximately $12 million of the charges were for inventory write-downs and were included in product cost of sales. Negotiations regarding the divestment ceased during the third quarter and the Corporation initiated an alternative course of action with similar financial consequences.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Total operating revenues for the first nine months of fiscal 1997 were $9.6 billion, down 12% from the comparable period last year. Total operating revenues included product sales of $5.2 billion and service revenues of $4.4 billion. Operating revenues from customers outside of the United States were $6.5 billion and $7.1 billion, or 68% and 65% of total operating revenues for the first nine months of fiscal 1997 and 1996, respectively.

Total operating revenues for the third quarter of fiscal 1997 were $3.3 billion, down 8% from the same quarter last year. Total operating revenues included product sales of $1.8 billion and service revenues of $1.5 billion. Operating revenues from customers outside of the United States were $2.3 billion and $2.4 billion, or 69% and 68% of total operating revenues for the third quarter of fiscal 1997 and 1996, respectively.

The Corporation's results were adversely impacted by the continued strengthening of the U.S. dollar. Removing the effects of foreign currency exchange rate movements, the decline in revenue for the first nine months and the third quarter of fiscal 1997 would have been 9% and 5%, respectively, compared with 12% and 8% as reported.

Revenue (dollars in millions)                     Nine-Month Period Ended        Three-Month Period Ended
-----------------------------------------------------------------------------------------------------------
                                                 March 29,       March 30,       March 29,       March 30,
                                                      1997            1996            1997            1996
-----------------------------------------------------------------------------------------------------------

Product sales                                       $5,203         $ 6,221          $1,836          $2,056
% of total revenues                                     54%             57%             55%             57%
-----------------------------------------------------------------------------------------------------------
Service revenues                                    $4,381         $ 4,623          $1,478          $1,565
% of total revenues                                     46%             43%             45%             43%
-----------------------------------------------------------------------------------------------------------
Total revenues                                      $9,584         $10,844          $3,314          $3,621
-----------------------------------------------------------------------------------------------------------


Product sales for the first nine months and the third quarter of fiscal 1997 were down 16% and 11%, respectively, from the comparable periods last year. The decline reflects the adverse effects of currency rate movements, the discontinuation of the retail personal computer and certain component products lines, as well as a planned reduction in inventories in distribution channels.

For the first nine months and third quarter of fiscal 1997, Alpha-based systems revenues decreased 4% and 13%, respectively, from the comparable periods of fiscal 1996. Alpha-based systems revenues represented 32% of product sales for both the first nine months and third quarter of fiscal 1997, respectively, compared with 27% and 33% of product sales for the comparable periods last year. Revenues from Intel-based personal computers represented 28% of product sales for both the first nine months and the third quarter of fiscal 1997, up from 27% and 25% for the comparable periods last year. Revenues from the Corporation's other product businesses, including VAX systems, storage subsystems, networks, software and other component products were 40% of total product sales for both the first nine months and third quarter of fiscal 1997, compared with 46% and 42% for the same periods of fiscal 1996.

Service revenues for the first nine months and the third quarter of fiscal 1997 were $4.4 billion and $1.5 billion, respectively, down from $4.6 billion and $1.6 billion for the same periods last year. The decline in service revenues was due principally to the continuing shift of maintenance service revenues from the servicing of proprietary products to multivendor services, as well as focusing on more profitable systems integration contracts.

EXPENSES AND PROFIT MARGINS

Gross margin (dollars in millions)                Nine-Month Period Ended         Three-Month Period Ended
-----------------------------------------------------------------------------------------------------------
                                                 March 29,       March 30,       March 29,       March 30,
                                                      1997            1996            1997            1996
-----------------------------------------------------------------------------------------------------------

Product sales gross margin                          $1,758          $2,087            $648            $762
% of related revenues                                   34%             34%             35%             37%
-----------------------------------------------------------------------------------------------------------
Service revenues gross margin                       $1,364          $1,507            $459            $491
% of related revenues                                   31%             33%             31%             31%
-----------------------------------------------------------------------------------------------------------

Product gross margin was 34% of product sales for the first nine months, unchanged from the comparable period last year, and 35% of product sales for the third quarter of fiscal 1997, compared with 37% for the third quarter of fiscal 1996. The effect of revenue declines as well as price reductions made early in the third quarter of fiscal 1997 were partially offset by the favorable impact of cost and manufacturing efficiencies, and plant consolidation activities.

Service gross margin was 31% of service revenues for both the first nine months and the third quarter of fiscal 1997, compared with 33% for the first nine months of fiscal 1996 and unchanged from the third quarter of fiscal 1996. The decline in service gross margin in the first half of fiscal 1997 was due principally to the continued shift in the mix of maintenance service revenues toward lower-margin multivendor service offerings.

Operating expenses (dollars in millions)       Nine-Month Period Ended         Three-Month Period Ended
-----------------------------------------------------------------------------------------------------------
                                                 March 29,       March 30,       March 29,       March 30,
                                                      1997            1996            1997            1996
-----------------------------------------------------------------------------------------------------------
Research and engineering                            $  764          $  795            $256            $276
% of total revenues                                      8%              7%              8%              8%
-----------------------------------------------------------------------------------------------------------
Selling, general and administrative                 $2,348          $2,464            $799            $858
% of total revenues                                     25%             23%             24%             24%
-----------------------------------------------------------------------------------------------------------

Research and engineering (R&E) expenses totaled $764 million and $256 million for the first nine months and the third quarter of fiscal 1997, respectively, down from $795 million and $276 million for the same periods of fiscal 1996. The decrease in R&E expenses was due principally to the Corporation's withdrawal from certain non-strategic businesses and the elimination of related development costs. The Corporation believes that its level of R&E spending is appropriate to support current operations and to offer competitive, market-driven products.

Selling, general and administrative (SG&A) expenses decreased 5% to $2.3 billion for the first nine months of fiscal 1997, compared with $2.5 billion for the comparable period last year. For the third quarter of fiscal 1997, SG&A expenses totaled $799 million, down 7% from $858 million for the third quarter of fiscal 1996. The decline in SG&A expenses reflects reductions in population and facilities expenditures, reduced variable costs and the positive effects of currency rate movements, partially offset by increased salaries and wages. The Corporation's efforts to achieve a competitive cost structure, improve selling and administrative practices and further increase productivity are ongoing.

During the fourth quarter of fiscal 1996, the Corporation approved a restructuring plan intended to increase sales productivity, further consolidate manufacturing plants and distribution sites, improve service delivery and further reduce overhead in support areas. The planned employee separations are expected to be substantially completed in the first half of fiscal 1998. The number of involuntary separations is expected to be lower than originally planned due principally to a higher than anticipated level of voluntary separations. However, associated cost savings are expected to be offset by an increase in estimated separation costs for certain non-U.S. employees. The total estimated cost of restructuring actions is unchanged (see Note B).

Employee population decreased by 4,000 from the end of fiscal 1996 to approximately 55,100, and by 800 from the end of the second quarter of fiscal 1997.

Net other income for the first nine months and third quarter of fiscal 1997 was $27 million and $11 million, respectively, compared with $30 million and $19 million for the same periods last year. Gains on divestments were $9 million and $2 million for the first nine months and the third quarter of fiscal 1997, respectively, compared with $49 million and $26 million for the same periods a year ago (see Note A). The decrease on gains from divestments was partially offset by increased interest income resulting from significantly higher cash and short-term investment balances.

Income tax expense for the first nine months and the third quarter of fiscal 1997 was $20 million and $11 million, respectively, compared with $44 million and $14 million for the same periods of fiscal 1996. The reduction in income tax expense in fiscal 1997 is attributable to lower profit levels. Income tax expense reflects several factors, including incomes taxes provided for profitable operations, benefits taken from net operating loss carryforwards and an inability to recognize currently certain tax benefits from operating losses.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128-Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and requires a dual presentation of basic and dilutive EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier adoption is not permitted. Neither basic nor dilutive EPS as calculated in accordance with SFAS No. 128 would be materially different from primary EPS as presented in these financial statements.

In October 1996, the FASB issued SFAS No. 123-Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation costs for all stock-based compensation arrangements using a fair value method of accounting. Alternatively, SFAS No. 123 permits a company to continue accounting for these arrangements under Accounting Principles Board Opinion No. 25-Accounting for Stock Issued to Employees, accompanied by footnote disclosure of the pro forma effects on net income and earnings per share had the new rules been applied. The Corporation adopted the alternative approach under SFAS No. 123 as of the first day of fiscal 1997.


AVAILABILITY OF FUNDS TO SUPPORT CURRENT AND FUTURE OPERATIONS AND SPENDING FOR OPERATIONS

Cash and short-term investments totaled $2.5 billion at the end of the third quarter of fiscal 1997, up from $2.0 billion at the end of fiscal 1996.

Net cash generated from operating activities was $804 million for the first nine months of fiscal 1997, due principally to decreases in accounts receivable and inventories, partially offset by decreases in accrued restructuring costs and accounts payable. Cash expenditures for restructuring activities were $131 million for the first nine months of fiscal 1997, net of proceeds of $49 million from the sale of properties. Future cash expenditures for currently planned restructuring activities are estimated to be between $60 million and $110 million for the remainder of fiscal 1997, and between $300 million and $350 million in fiscal 1998 and beyond (see Note B). While expected total cash expenditures for restructuring actions remains unchanged, actual cash outlays have been delayed due to the timing of certain employee separations, principally in Europe.

Net cash used for investing activities was $1.3 billion for the first nine months of fiscal 1997, due principally to short-term investment activities (see Note A).

Net cash used for financing activities was $164 million for the first nine months of fiscal 1997, due principally to the open market purchase of the Corporation's common stock and the payment of dividends on preferred stock, partially offset by the issuance of stock under the Corporation's employee stock plans (see Note D). During the second quarter of fiscal 1997, $250 million of five-year notes due in November 1997 were reclassified from long-term debt to current portion of long-term debt.

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

                             DIGITAL EQUIPMENT CORPORATION
                             (Registrant)


                             By: /s/ Vincent J. Mullarkey
                             ---------------------------------------------------
                             Vincent J. Mullarkey
                             Vice President, Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

May 9, 1997