Form 10-K
period 1997-06-28
DIGITAL EQUIPMENT CORP
filed 1997-09-17
CIK 28887

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED JUNE 28, 1997
                                       or

[ ]    Transition report pursuant to Section 13 or 15(d)of the Securities
       Exchange Act of 1934 For the transition period from       to        .

Commission file number 1-5296

                          DIGITAL EQUIPMENT CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)


Massachusetts                                              04-2226590
-------------                                              ----------
(State or other jurisdiction of                    (I.R.S. Employer Ident. No.)
incorporation or organization)

111 Powdermill Road, Maynard, Massachusetts                01754-1499
-------------------------------------------                ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (978) 493-5111
                                                   --------------

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

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing
requirements for the past 90 days. YES   X    NO
                                       -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

As of September 15, 1997, 147,773,294 shares of the registrant's Common Stock, par value $1, were issued and outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of September 15, 1997 was approximately $6.2 billion.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1997 Annual Report to Stockholders are incorporated by reference in Part II hereof.

Portions of the registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, scheduled to be held on November 13, 1997, are incorporated by reference in Part III hereof.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

       Digital Equipment Corporation, a Massachusetts corporation founded in 1957, is a world leader in implementing and supporting networked business solutions in multivendor environments based on high performance platforms and global service and support. Digital - working with its business partners - provides a complete range of information processing solutions from personal computers to integrated worldwide information systems. The Corporation does business in over 100 countries, deriving more than 65% of its revenue from outside of the United States and developing and manufacturing products in the Americas, Europe and Asia-Pacific.

       The term "Corporation" or "DIGITAL" when used herein refers to Digital Equipment Corporation or Digital Equipment Corporation and its subsidiaries, as required by the context.

       For the last five fiscal years, the percentage of total operating revenues contributed by the Corporation's principal classes of products was as follows:


                          1997        1996        1995        1994        1993
                          ----        ----        ----        ----        ----

Product sales             55.2%       57.4%       55.1%       53.5%       52.8%

Service revenues          44.8%       42.6%       44.9%       46.5%       47.2%
                         -----       -----       -----       -----       -----

                         100.0%      100.0%      100.0%      100.0%      100.0%
                         =====       =====       =====       =====       =====

       Service revenues are derived principally from DIGITAL and multivendor hardware and software product services, network and systems integration services and outsourcing and resource management services.

PRODUCTS

       Most of the Corporation's systems are general purpose digital computers, designed to perform, interpret and record computations on collected data or act as servers providing computing resources across a network, the World Wide Web, and through distributed application environments. The Corporation offers a broad range of computer clients and servers based on DIGITAL's Alpha(TM) and VAX(R) architectures, and the Intel(R) X86 and Pentium(R) architectures.

       COMPUTER SYSTEMS: The Corporation's 64-bit, reduced instruction set computing ("RISC") architecture known as "Alpha" is designed to support multiple operating systems and to be the foundation for a leading high performance computer system family. The Corporation offers a complete line of Alpha-based products, ranging from chips and boards to high performance workstations and servers to larger general purpose computer systems. Alpha supports three major operating systems: Digital UNIX(R)-- the Corporation's 64-bit UNIX(R) operating system, the Corporation's OpenVMS(TM) operating system and Microsoft Corporation's ("Microsoft") Windows NT(R) operating system. As part of DIGITAL's strategic partnership with Microsoft, Microsoft is working with the Corporation to develop a 64-bit version of the Windows NT operating system, which would support Alpha as its first 64-bit implementation.

       The Corporation also offers a full range of Intel-based personal computers, workstations and servers. These products support Microsoft's Windows(R), Windows 95(R) and Windows NT operating systems. During fiscal 1997, the Corporation introduced new server, desktop and mobile computer products incorporating the most up-do-date X86-based microprocessor chips. The Corporation's offerings include the Prioris(TM) line of server products, Celebris(TM) high-end desktop products, Venturis(TM) low-end desktop products and the VP HiNote(TM) line of mobile computer products.

       The Corporation's 64-bit Alpha-based servers provide a high-performance platform for a wide spectrum of business and enterprise-level applications, including memory and transaction intensive applications in areas such as data warehousing, transaction processing and scientific and technical computing. 64-bit database, data server and data warehousing applications from Oracle Corporation and other database vendors implemented on the Corporation's high performance, 64-bit Alpha-based systems process data significantly faster than similar applications running on currently available 32-bit systems. DIGITAL's Alpha-based systems also serve as a computing platform in the emerging Internet and corporate Intranet environments.

       In March 1997, the Corporation announced a faster, 600MHz version of its high performance Alpha 21164 microprocessor for workstations and servers. These top-performing chips are uniquely suited to the high performance requirements of visual computing applications such as video conferencing, modeling, video editing, multi-media authoring, image rendering and animation.

       STORAGE SYSTEMS, MICROPROCESSORS AND NETWORK PRODUCTS: The Corporation's offerings include its StorageWorks family of peripheral and data storage products for use with its computer systems which are designed to provide high-performance, flexible and scaleable enterprise-wide storage solutions in multivendor environments.

       The Corporation has developed, and manufactures and sells a family of high performance, 64-bit Alpha microprocessors which are used in sophisticated computer applications. The Corporation has established relationships with Samsung Electronics Co., Ltd. and Mitsubishi Corp., through which it has granted each of Samsung and Mitsubishi the right to manufacture and market the Corporation's Alpha microprocessors and incorporate them into their computer systems and other products. The Corporation also manufactures and sells the StrongARM microprocessor, a low-cost, low-power, high performance chip designed to power network computers, set-top boxes and other Internet appliances.

       The Corporation is also a manufacturer and supplier of network components, including hubs, routers, switches and adapters. The Corporation's enVISN (Enterprise Virtual Intelligent Switched Network) open network architecture creates flexible virtual networks linking users in different groups and sites by combining virtual LAN (local area network) technology, distributed routing and high speed switching with centralized, policy-based administration.

       SOFTWARE: The Corporation designs, develops or acquires from third parties and distributes under license various software products for use on its computer systems and computer systems from other vendors. The Corporation, independently and through partners, offers software products consisting of operating systems, communication and networking software, run-time services (such as data/information handling and graphical user interfaces), language compilers, mail and messaging, productivity tools, production systems (including databases and transaction processing monitors), office and workgroup software frameworks and other application software. The Corporation's software offerings are intended to promote open client/server computing and, to this end, are designed to industry-standard interfaces that enable applications to work across different platforms and operating systems and enable customers to integrate and manage multivendor environments.

       FX!32(TM), DIGITAL's translation and emulation software, allows Alpha-based systems to run Windows NT and Windows 95 32-bit software applications. The Corporation is developing a set of tools and utilities that will enable customers and software developers to write applications on Windows NT and deploy them in and across the Windows NT, DIGITAL 64-bit UNIX and OpenVMS computing environments. The Corporation has also established partnerships with leading independent software vendors to develop software applications for its 64-bit UNIX and OpenVMS operating systems.

       The Corporation continues to make available without charge over the World Wide Web its AltaVista Internet Search Service which helps Internet users find information anywhere on the World Wide Web or in Internet news groups. The Corporation believes that the AltaVista Internet Search Service is among the fastest and most comprehensive Web indices available. The Corporation also offers a portfolio of software products and services for the integrated Internet/intranet environment.

SERVICES

       The Corporation provides a comprehensive portfolio of technical consulting, integration, support and maintenance services through a global network of approximately 23,000 employees, as well as service delivery partners, to help customers plan, implement, manage and maintain their information technology solutions.

       The Corporation's service offerings include maintenance and support services for the Corporation's software and hardware products, as well as for software and hardware products manufactured by other companies; information systems consulting; technical and application design services; systems integration and project management services; network design, integration and support services; and outsourcing and resource management services.

       The Corporation has established a number of services alliances with companies in the information technology industry. To support customer's migration to Windows NT-based platforms, the Corporation has trained, and Microsoft has certified, a professional services workforce of approximately 1,600 engineers dedicated to providing comprehensive systems integration and service solutions. Under the Corporation's alliance with MCI Communications Corporation ("MCI") and Microsoft, MCI delivers Internet and Intranet products and services to MCI subscribers based upon the Corporation's Alpha servers, Microsoft's Windows NT operating system, and Microsoft Exchange(TM) and Internet Explorer software products, and backed by the Corporation's support and systems integration services. The Corporation is a leading provider of mail and messaging solutions in the global enterprise environment, having announced during the fourth quarter of fiscal 1997 that it had passed the one millionth Microsoft Exchange seat under contract. The Corporation also has been designated a preferred service provider by Computer Associates International, Inc.

SALES AND DISTRIBUTION

       The Corporation directly sells, markets and supports its products and services through multiple locations throughout the world. In the fourth quarter of fiscal 1997, the Corporation refined its organizational structure, including a unified worldwide sales and marketing organization focused on providing integrated solutions to meet customers' needs.

       Arrangements with third parties, including software developers, value added resellers (VARs) and authorized distributors, are an increasingly important part of the Corporation's focus on providing complete solutions to its customers and expanding distribution of its products and services through indirect channels. As more of the Corporation's products and services are distributed through indirect channel partners ("Resellers"), the Corporation's relationships with these parties, and their financial condition, become more important to the Corporation's consolidated results of operations. Resellers adjust their ordering patterns in response to market conditions. Resellers may increase orders during times of product shortages, delay orders in anticipation of new products or cancel orders if the channel already has sufficient product on hand to meet projected demand.

       For the fiscal year ended June 28, 1997, approximately 5.9% of the Corporation's total operating revenues were derived directly from sales to various agencies of the U.S. Government, and no other customer of the Corporation accounted for more than 3% of total revenues.

       The Corporation believes that the dollar amount of backlog is not a meaningful indication of future revenues and historically has not published such data. It has been and continues to be the Corporation's objective to minimize the time from the receipt of a purchase order to delivery of the product.

INTERNATIONAL OPERATIONS

       Sales by the Corporation to customers outside the United States amounted to 67%, 66% and 65% of total operating revenues for the fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995, respectively. International sales and marketing operations are conducted through subsidiaries, by direct sales from the parent company, by resellers and through various representative and distributorship arrangements.

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

COMPETITION

       The information technology industry is highly competitive, international in scope and comprised of many companies. The methods of competition include product performance, quality and reliability, price, service and support and marketing and distribution, among others. Present and potential competition in the various markets served by the Corporation comes from firms of various sizes and types, some of which are larger and have greater resources than the Corporation. Firms not now in direct competition with the Corporation may introduce competing products and services in the future. It is possible for companies to be at various times competitors, customers and collaborators in different markets.

MATERIALS

       The Corporation obtains a wide variety of components, assemblies and raw materials from a substantial number of suppliers. The Corporation has established or has available alternate sources of supply for many of these materials. The Corporation believes that the materials required for its manufacturing operations are presently available in quantities sufficient to meet demand; however, a portion of the Corporation's manufacturing operations is dependent on the timely delivery of certain sub-assemblies and components from significant suppliers. The failure of such suppliers to deliver such items on a timely basis or in sufficient quantities could adversely affect the Corporation's results of operations.

ENVIRONMENTAL AFFAIRS

       The Corporation's facilities are subject to numerous laws and regulations designed to protect human health and safety and the environment. Under applicable state laws, the Corporation is incurring costs in connection with the investigation and remediation of certain properties owned and/or operated by the Corporation. Pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), as amended, the Corporation is sharing the costs of cleaning up certain sites listed on the federal National Priorities List of Superfund Sites. In the opinion of the Corporation, compliance with these laws and regulations has not had and should not have a material effect on the Corporation's capital expenditures, results of operations or financial condition.

INTELLECTUAL PROPERTY

       Intellectual property rights owned or licensed by the Corporation include patents, copyrights, trade secrets, trademarks and maskwork rights that relate to its products. While the Corporation's competitive technology position is not determined by or dependent upon any single factor, the Corporation's portfolio of patents and patent applications is of significant value to the Corporation. The Corporation takes appropriate action to enforce its intellectual property rights.

RESEARCH AND ENGINEERING

       The Corporation is in an industry which is characterized by rapid technological change. In the fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995, the Corporation spent $1.01 billion, $1.06 billion and $1.04 billion, respectively, for research and engineering (R&E). At the end of fiscal 1997, the Corporation consolidated product development under the Products Division to better coordinate and focus research and development efforts. The Corporation believes that its level of R&E spending as a percentage of total operating revenues is appropriate to support current operations and to offer competitive, market-driven products.

EMPLOYEES

       The Corporation had approximately 54,900 employees worldwide at June 28, 1997.

EXECUTIVE OFFICERS OF THE CORPORATION

       The following table sets forth the names and ages of the ten executive officers of the Corporation and certain information relating to their positions held with the Corporation.

                                                                 YEAR FIRST
                                                                 BECAME AN
                                                                 EXECUTIVE
NAME                     AGE     PRESENT TITLE                   OFFICER


Robert B. Palmer         57      Director; Chairman of the          1985
                                 Board, President and Chief
                                 Executive Officer

Bruce L. Claflin         45      Senior Vice President,             1996
                                 Worldwide Sales and Marketing

Harold D. Copperman      50      Senior Vice President,             1996
                                 Digital Products Division

Ilene B. Jacobs          50      Vice President, Human Resources    1985

Alexis Makris            44      Vice President and Corporate       1997
                                 Controller

Paul J. Milbury          49      Vice President and Treasurer       1996

Vincent J. Mullarkey     49      Vice President, Finance and        1992
                                 Chief Financial Officer

John J. Rando            45      Senior Vice President,             1993
                                 Digital Services Division

Thomas C. Siekman        55      Vice President and General         1993
                                 Counsel

William D. Strecker      53      Vice President, Corporate          1985
                                 Strategy and Technology and
                                 Chief Technical Officer

---------------------

Executive officers of the Corporation are elected annually and hold office until the first meeting of the Board of Directors following the annual meeting of stockholders and until their successors have been chosen and qualified. All of the executive officers named have been officers or held managerial positions in the Corporation for at least the last five years, except for Mr. Claflin and Mr. Copperman. Prior to joining the Corporation in November 1995, Mr. Claflin held various positions in marketing and product development during his 22-year career at International Business Machines Corporation, most recently serving as General Manager, Product and Brand Management for the IBM Personal Computer Company from June 1994 to October 1995, as President, IBM Personal Computer Company - Americas, from August 1993 to June 1994 and as General Manager, Mobile Computing of IBM Personal Computer Company from June 1992 to August 1993. Prior to joining the Corporation, Mr. Copperman was President and Chief Executive Officer of the Informations Systems Group of JWP Inc., a computer reseller and services company, from 1991 to 1993, and President and Chief Operating Officer of Commodore Business Machines, Inc. from 1989 to 1991.

ITEM 2.  PROPERTIES

       At the end of fiscal year 1997, the Corporation owned or leased approximately 24.9 million square feet of space worldwide. The Corporation occupied approximately 19.0 million square feet, leased or sub-leased to others approximately 3.3 million square feet, and due to restructuring actions, had vacant space of approximately 2.5 million square feet, most of which is available for sale or sub-lease. The total space owned or leased decreased by approximately 3.4 million square feet from the prior year. Approximately 51% of the occupied space is located in the United States; approximately 60% of the occupied space is owned. The Corporation's occupied facilities are substantially utilized, well maintained and suitable for the products and services offered by the Corporation.

ITEM 3.  LEGAL PROCEEDINGS

       During the fourth quarter of fiscal 1994, the Corporation was named as a defendant in several purported class action lawsuits filed in the U.S. District Court for the Southern District of New York and the U.S. District Court for the District of Massachusetts alleging violations of the Federal securities laws arising from alleged misrepresentations and omissions in connection with the Corporation's issuance and sale of Series A 8-7/8% Cumulative Preferred Stock and the Corporation's financial results for the fiscal quarter ended April 2, 1994. The Massachusetts and New York lawsuits were all effectively consolidated into three cases, which were pending before the U.S. District Court for the District of Massachusetts. On August 8, 1995, the Massachusetts federal court granted the defendants' motion to dismiss all three cases in their entirety. On May 7, 1996, the U.S. Court of Appeals for the First Circuit affirmed in part and reversed in part the dismissal of the two cases and remanded for further proceedings.

       On May 12, 1997, the Corporation filed a lawsuit in the U.S. District Court for the District of Massachusetts against Intel Corporation ("Intel"). The lawsuit alleges that Intel, through the manufacture and sale of its Pentium (R), Pentium with MMX(TM) Technology, Pentium Pro and Pentium II microprocessors, willfully infringes, and contributes to the infringement by others of, ten Digital patents protecting inventions in the area of computer architecture and microprocessor design. Digital's lawsuit seeks an injunction to prohibit Intel from using Digital's patented technology in its present and future microprocessor products, monetary damages for Intel's infringement and enhanced damages for willful infringement. On July 2, 1997, Intel answered the Corporation's lawsuit denying liability, and filed a counterclaim seeking a declaratory judgment that the patents on which the Corporation sued are invalid and unenforceable. The Corporation has replied to Intel's counterclaim stating that the patents are valid, enforceable and infringed by Intel.

       On September 3, 1997, Intel filed a motion for leave to amend its answer and counterclaims, which Digital is opposing, requesting, among other things, the right to assert counterclaims against Digital claiming willful infringement by Digital of nine Intel patents through the manufacture, sale and use of certain microprocessor and related products and seeking monetary damages and injunctive relief. On September 3, 1997, Intel also filed a lawsuit in the U.S. District Court for the District of Oregon claiming willful infringement by Digital of five Intel patents through the manufacture, sale, use and service of various computer products and seeking monetary damages and injunctive relief. Digital is in the process of assessing Intel's claims and proposed counterclaims and intends to vigorously defend against them.

       On May 27, 1997, Intel filed a lawsuit in the U.S District Court for the Northern District of California against the Corporation alleging breach of contract, misappropriation of trade secrets, unlawful competition and unfair business practices and to recover personal property. Intel's lawsuit requests monetary damages and an injunction seeking the return of certain Intel proprietary information. On July 23, 1997, the Corporation answered Intel's lawsuit, denying any and all liability to Intel.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

       See the section entitled "Investor information -- Information on Common Stock," which is incorporated herein by reference, appearing on page 59 of the Corporation's 1997 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

       See the section entitled "Eleven-year financial summary," which is incorporated herein by reference, appearing on pages 26 and 27 of the Corporation's 1997 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       See the section entitled "Management's discussion and analysis of financial condition and results of operations," which is incorporated herein by reference, appearing on pages 28 through 32 of the Corporation's 1997 Annual Report to Stockholders.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       See Note I to the consolidated financial statements, which is incorporated herein by reference, appearing on pages 47 through 50 of the Corporation's 1997 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The financial statements and supplementary data, which are incorporated herein by reference from the Corporation's 1997 Annual Report to Stockholders, are indexed under Item 14(a)(1). See also the financial statement schedules appearing herein, as indexed under Item 14(a)(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       See the section entitled "Election of Directors," which is incorporated herein by reference from the Corporation's Proxy Statement for its 1997 Annual Meeting of Stockholders. See also the section entitled "Executive Officers of the Corporation" appearing in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

       See the section entitled "Executive Compensation," which is incorporated herein by reference from the Corporation's Proxy Statement for its 1997 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       See the section entitled "Security Ownership of Directors and Executive Officers" which is incorporated herein by reference from the Corporation's Proxy Statement for its 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       None.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a)    The following documents are filed as part of this report:

              (1) Financial statements which are incorporated herein by reference from the Corporation's 1997 Annual Report to
                     Stockholders:

                     Report of Independent Accountants (page 33).

                     Consolidated Statements of Operations for fiscal years 1997, 1996 and 1995 (page 34).

                     Consolidated Balance Sheets as at June 28, 1997 and June 29, 1996 (page 35).

                     Consolidated Statements of Cash Flows for fiscal years 1997, 1996 and 1995 (page 36).

                     Consolidated Statements of Stockholders' Equity for fiscal years 1997, 1996 and 1995 (page 37).

                     Notes to Consolidated Financial Statements (pages 38 through 54).

                     Eleven-Year Financial Summary (pages 26 and 27).

                     Quarterly Financial Data (page 54).

       The Corporation's 1997 Annual Report to Stockholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated herein by reference.

(2)    Financial statement schedules:

                Page

                S-1      Report of Independent Accountants

                S-2      II - Valuation and Qualifying Accounts and Reserves

       No other schedules are contained herein either because they are not required, not applicable or the information has been included in the financial statements or the notes thereto.

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

        (c) - Certificate of Designation filed with the Secretary of State of the Commonwealth of Massachusetts on March 21, 1994 (filed as
              Exhibit 4.1 to the Corporation's Current Report on Form 8-K filed on March 23, 1994 and incorporated herein by reference).

        (d) - By-laws of the Corporation, as amended (filed as Exhibit 3(d) to the Corporation's Annual Report on Form 10-K for the fiscal year ended July 1, 1995 and incorporated herein by reference).

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

      10(a) - 1968 Employee Stock Purchase Plan (filed as Exhibit 99.1 to the
              Corporation's Registration Statement on Form S-8, No. 333-17049 and incorporated herein by reference).*

        (b) - 1981 International Employee Stock Purchase Plan (filed as
              Exhibit 99.2 to the Corporation's Registration Statement on Form S-8, No. 333-17049 and incorporated herein by reference.)*

        (c) - 1985 Restricted Stock Option Plan, as amended (filed under cover of Form SE as Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the fiscal year ended July 1, 1989 and incorporated herein by reference).*

        (d) - 1990 Equity Plan, as amended (filed as Exhibit 10(a) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995).*

        (e) - 1990 Stock Option Plan for Nonemployee Directors, as amended (filed as Exhibit 10(f) to the Corporation's Annual Report on Form 10-K for the fiscal year ended July 1, 1995 and incorporated herein by reference).*

        (f) - 1995 Equity Plan, as amended.*

        (g) - 1995 Stock Option Plan for Nonemployee Directors, as amended.*

        (h) - Deferred Compensation Plan for Non-Employee Directors as Amended and Restated Effective 18 May 1987, and as further amended on April 22, 1991 and on June 17, 1996 (filed as Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 29, 1996 and incorporated herein by reference).*

        (i) - Deferred Compensation Plan for Executives (filed as Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the fiscal year ended June 29, 1996 and incorporated herein by reference).*

        (j) - Retirement Arrangement for Non-Employee Directors, as amended.*

        (k) - Form of Indemnification Agreement in effect between the Corporation and each of its officers and directors (filed as Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for the fiscal year ended July 2, 1988 and incorporated herein by reference).*

        (l) - Digital Equipment Corporation SAVE Restoration Plan (as established effective as of July 1, 1995) (filed as Exhibit 10(b) to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).*

        (m) - Letter Agreement from the Corporation to Bruce L. Claflin dated October 19, 1995.*

        (n) - Digital Equipment Corporation Cash Account Pension Restoration Plan (filed as Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996 and incorporated herein by reference).*

         11 - Computation of net income/(loss) per common share and common share equivalent.

         13 - The Corporation's 1997 Annual Report to Stockholders, certain portions of which have been incorporated herein by reference.

         21 - List of Subsidiaries.

         23 - Consent of Independent Accountants.

         27 - Financial Data Schedule.


* Indicates management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K:

       The Corporation filed with the Securities and Exchange Commission a Current Report on Form 8-K on May 13, 1997 which reported the filing of a lawsuit against Intel Corporation as described in Item 2, Legal Proceedings, of this Annual Report on Form 10-K.

                                   SIGNATURES

       PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                      DIGITAL EQUIPMENT CORPORATION
                                      (Registrant)

Date: September 16, 1997              By /s/ Robert B. Palmer
                                         -------------------------------------
                                         ROBERT B. PALMER
                                         CHAIRMAN OF THE BOARD,
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER


       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Signature                            Title                        Date
---------                            -----                        ----

/s/ Robert B. Palmer          Chairman of the Board,         September 16, 1997
-------------------------     President and Chief
ROBERT B. PALMER              Executive Officer
                              (Principal Executive
                              Officer) and Director


/s/ Vincent J. Mullarkey      Vice President, Finance        September 16, 1997
-------------------------     and Chief Financial Officer
VINCENT J. MULLARKEY          (Principal Financial Officer)


/s/ Alexis Makris             Vice President and             September 16, 1997
-------------------------     Corporate Controller
ALEXIS MAKRIS                 (Principal Accounting Officer)


/s/ Vernon R. Alden           Director                       September 16, 1997
-------------------------
VERNON R. ALDEN


/s/ Colby H. Chandler         Director                       September 16, 1997
-------------------------
COLBY H. CHANDLER


/s/ Arnaud de Vitry           Director                       September 16, 1997
-------------------------
ARNAUD DE VITRY


/s/ Frank P. Doyle            Director                       September 16, 1997
-------------------------
FRANK P. DOYLE


/s/ Kathleen F. Feldstein     Director                       September 16, 1997
-------------------------
KATHLEEN F. FELDSTEIN

/s/ Thomas P. Gerrity         Director                       September 16, 1997
-------------------------
THOMAS P. GERRITY


/s/ Thomas L. Phillips        Director                       September 16, 1997
----------------------
THOMAS L. PHILLIPS


/s/ Delbert C. Staley         Director                       September 16, 1997
---------------------
DELBERT C. STALEY

                        REPORT OF INDEPENDENT ACCOUNTANTS

       Our report on the consolidated financial statements of Digital Equipment Corporation has been incorporated by reference in this Form 10-K from page 33 of the 1997 Annual Report to Stockholders of Digital Equipment Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 11 of this Form 10-K.

       In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                        /s/ Coopers & Lybrand L.L.P.
                                        -------------------------------------
                                        COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
July 24, 1997

                                                                     SCHEDULE II

                          DIGITAL EQUIPMENT CORPORATION

                 Valuation and Qualifying Accounts and Reserves

                                 (In Thousands)


Column A                            Column B     Column C     Column D      Column E     Column F
--------                            --------     --------     --------      --------     --------
                                   Balance at    Charged     Charged to    Deductions    Balance
                                   beginning       to          other          from       at end of
Description                        of period    operations    accounts     reserves(a)    period
-----------                        ---------    ----------   ----------    -----------   ---------

Allowance for Possible Losses
on Accounts Receivable

Year ended:

June 28, 1997                      $182,033     112,117           --        30,387      $263,763
June 29, 1996                      $150,655      61,140           --        29,762      $182,033
July 01, 1995                      $111,925      55,307       29,886(b)     46,463      $150,655



(a)  Uncollectible accounts and adjustments.
(b)  Includes recovery of accounts previously written-off.