Form 10-Q
period 1997-09-27
DIGITAL EQUIPMENT CORP
filed 1997-11-10
CIK 28887

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          for the quarterly period ended September 27, 1997

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

                                 (978) 493-5111
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, par value $1, outstanding as of September 27, 1997: 147,797,657.

                          DIGITAL EQUIPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands except per share data)

                                                         Three-Month Period Ended
                                                 -----------------------------------------
                                                  September 27,             September 28,
                                                      1997                     1996
                                                 ---------------         -----------------
REVENUES
Product sales ..................................    $ 1,582,232             $ 1,522,163
Service revenues ...............................      1,378,083               1,389,478
                                                    -----------             -----------

TOTAL OPERATING REVENUES .......................      2,960,315               2,911,641
                                                    -----------             -----------

COSTS AND EXPENSES
Cost of product sales ..........................      1,019,118               1,048,390
Service expense ................................        949,997                 951,183
Research and engineering expenses ..............        265,331                 257,644
Selling, general and administrative expenses ...        707,213                 732,175
                                                    -----------             -----------

Operating income/(loss).........................         18,656                 (77,751)
Other (income)/expense, net ....................        (12,796)                (16,172)
                                                    -----------             -----------

INCOME/(LOSS) BEFORE INCOME TAXES ..............         31,452                 (61,579)
Provision for income taxes .....................          6,343                   4,302
                                                    -----------             -----------

NET INCOME/(LOSS) ..............................         25,109                 (65,881)
Dividend on preferred stock ....................          8,875                   8,875
                                                    -----------             -----------

NET INCOME/(LOSS) APPLICABLE TO COMMON STOCK ...    $    16,234             $   (74,756)
                                                    ===========             ===========

NET INCOME/(LOSS) APPLICABLE PER COMMON
  SHARE (1).....................................    $      0.11             $     (0.48)
                                                    ===========             ===========


(1) Net income applicable per common share is based on the weighted average number of common shares and common share equivalents outstanding during the period: 150,550,230 shares for the three months ended September 27, 1997. Net loss applicable per common share is based only on the weighted average number of common shares outstanding during the period: 154,335,259 shares for the three months ended September 28, 1996. See page 7 of this report.

Cash dividends on common stock have never been paid by the Corporation.

The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                  September 27,           June 28,
                                                      1997                 1997
                                                 ---------------        -------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents......................... $1,803,052            $1,358,750
Short-term investments ...........................    550,318             1,160,265
Accounts receivable, net of allowances
of $227,494 and  $263,763.........................  2,629,634             2,930,014

Inventories:
Raw materials ....................................    441,441               421,984
Work-in-process ..................................    314,147               350,421
Finished goods ...................................    742,234               730,740
                                                   ----------            ----------

Total inventories.................................  1,497,822             1,503,145
Prepaid expenses, deferred income taxes
and other current assets .........................    377,334               324,122
                                                   ----------            ----------

TOTAL CURRENT ASSETS .............................  6,858,160             7,276,296
                                                   ----------            ----------

Property, plant and equipment, at cost ...........  4,866,710             4,868,548
Less accumulated depreciation ....................  2,784,327             2,764,901
                                                   ----------            ----------

Net property, plant and equipment ................  2,082,383             2,103,647
Other assets .....................................    289,703               312,951
                                                   ----------            ----------

TOTAL ASSETS ..................................... $9,230,246            $9,692,894
                                                   ==========            ==========


The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                             (Dollars in thousands)

                                                    September 27,            June 28,
                                                        1997                   1997
                                                  ----------------       ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank loans and current portion
of long-term debt ..............................   $   285,942             $   262,835
Accounts payable ...............................       692,695                 871,760
Income taxes payable ...........................       124,383                 101,286
Salaries, wages and related items ..............       598,601                 637,587
Deferred revenues and customer advances ........     1,035,756               1,079,003
Accrued restructuring costs ....................       332,651                 382,559
Other current liabilities ......................       828,987                 905,900
                                                   -----------             -----------

TOTAL CURRENT LIABILITIES ......................     3,899,015               4,240,930
                                                   -----------             -----------

Long-term debt .................................       743,489                 743,440
Postretirement and other postemployment
benefits .......................................     1,173,186               1,163,568
                                                   -----------             -----------

TOTAL LIABILITIES ..............................     5,815,690               6,147,938
                                                   -----------             -----------

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value (liquidation
preference of $100.00 per share); authorized
25,000,000 shares; 4,000,000 shares of Series A
8-7/8% Cumulative Preferred Stock issued and
outstanding ....................................         4,000                   4,000
Common stock, $1.00 par value; authorized
450,000,000 shares; 157,219,309 and
157,232,104 shares issued ......................       157,219                 157,232
Additional paid-in capital .....................     3,838,310               3,835,697
Retained deficit ...............................      (224,721)               (234,841)
Treasury stock at cost; 9,421,652 shares
and 6,132,201 shares ...........................      (360,252)               (217,132)
                                                   -----------             -----------

TOTAL STOCKHOLDERS' EQUITY .....................     3,414,556               3,544,956
                                                   -----------             -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 9,230,246             $ 9,692,894
                                                   ===========             ===========


The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                           Three-Month Period Ended
                                                   ---------------------------------------
                                                    September 27,           September 28,
                                                        1997                   1996
                                                   --------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss) .................................  $  25,109             $ (65,881)
Adjustments to reconcile net income/(loss) to
net cash from operating activities:
Depreciation ......................................     93,868                97,386
Amortization ......................................     11,513                15,155
Gain on disposition and write-down of
other assets ......................................     (3,982)              (12,330)
Other adjustments to net income/(loss) ............    (16,076)               28,741
Decrease in accounts receivable ...................    306,780               290,443
Decrease in inventories ...........................      4,654               139,714
Increase in prepaid expenses and other
current assets ....................................    (56,090)              (33,269)
Decrease in accounts payable ......................   (179,065)             (187,385)
Increase/(decrease) in taxes ......................     27,282                (1,133)
Increase/(decrease) in salaries, wages, benefits
and related items .................................    (29,368)               33,091
Decrease in deferred revenues and
customer advances .................................    (43,247)              (46,710)
Decrease in accrued restructuring costs ...........    (49,908)              (78,208)
Decrease in other current liabilities .............    (83,667)              (41,398)
                                                     ---------             ---------
Total adjustments .................................    (17,306)              204,097
                                                     ---------             ---------

Net cash flows from operating activities ..........      7,803               138,216
                                                     ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property, plant and equipment .......    (81,028)              (86,338)
Proceeds from the disposition of
property, plant and equipment .....................      2,917                 2,671
Purchases of short-term investments ...............   (202,308)             (658,212)
Maturities of short-term investments ..............    812,255               159,511
Investments in other assets .......................     (2,395)               (4,201)
Proceeds from the disposition of other assets .....     42,571                 8,262
                                                     ---------             ---------
Net cash flows from investing activities ..........    572,012              (578,307)
                                                     ---------             ---------

Net cash flows from operating and
investing activities ..............................    579,815              (440,091)
                                                     ---------             ---------


The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                             (Dollars in thousands)

                                                             Three-Month Period Ended
                                                          -----------------------------
                                                           September 27,  September 28,
                                                               1997            1996
                                                          --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of debt ......................       24,082           3,035
Payments to retire debt .................................       (1,210)         (1,223)
Purchase of treasury shares .............................     (160,078)        (57,279)
Issuance of common and treasury shares ..................       10,568           7,199
Dividend on preferred stock .............................       (8,875)         (8,875)
                                                           -----------     -----------
Net cash flows from financing activities ................     (135,513)        (57,143)
                                                           -----------     -----------

Net increase/(decrease) in cash and cash equivalents ....      444,302        (497,234)
Cash and cash equivalents at the
beginning of the year ...................................    1,358,750       1,791,754
                                                           -----------     -----------

Cash and cash equivalents at end of period ..............  $ 1,803,052     $ 1,294,520
                                                           ===========     ===========


   The accompanying notes are an integral part of these financial statements

                          DIGITAL EQUIPMENT CORPORATION

     COMPUTATION OF NET INCOME/(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

                  (Dollars in thousands except per share data)


                                                          Three-Month Period Ended
                                                      ---------------------------------
                                                      September 27,      September 28,
                                                          1997                1996
                                                      --------------    ---------------
Net income/(loss) applicable to common and
common equivalent shares ............................. $      16,234     $     (74,756)
                                                       =============     =============

Weighted average number of common shares
outstanding during the period ........................   148,907,085       154,335,259

Common stock equivalents from application
of "treasury stock" method to unexercised
and outstanding stock options ........................     1,643,145                --
                                                       -------------     -------------

Total weighted average number of common
and common equivalent shares outstanding
during the period ....................................   150,550,230       154,335,259
                                                       =============     =============

Net income/(loss) applicable per common and
common equivalent share .............................. $        0.11     $       (0.48)
                                                       =============     =============


   The accompanying notes are an integral part of these financial statements.

11/07/97

                          DIGITAL EQUIPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Significant Accounting Policies

Principles of consolidation: The accompanying unaudited financial statements as of and for the three-month periods ended September 27, 1997 and September 28, 1996 have been prepared on substantially the same basis as the annual consolidated financial statements, reflecting all adjustments of a normal recurring nature. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the results for those periods and the financial condition at those dates. Certain prior year's amounts have been reclassified to conform with the current year presentation.

Other (income)/expense, net:

(in thousands)                       September 27, 1997        September 28, 1996
----------------------------------------------------------------------------------
Interest income                           $ (30,807)                $ (25,050)
Interest expense                             21,961                    21,165
Net gain on divestments                      (3,950)                  (12,287)
----------------------------------------------------------------------------------
Other (income)/expense, net               $ (12,796)                $ (16,172)
----------------------------------------------------------------------------------


Note B - Restructuring Actions

During the first three months of fiscal 1998, the Corporation incurred costs of $31 million for approximately 230 employee separations and for separation actions taken at the end of fiscal 1997, but not paid out until the first quarter of fiscal 1998. In addition, the Corporation incurred costs of $19 million for facilities closures and related actions. Cash expenditures for restructuring activities were $47 million for the first three months of fiscal 1998.


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

The Corporation and Intel Corporation ("Intel") have been involved in litigation commenced in the fourth quarter of fiscal 1997 in the U.S. District Courts for the Districts of Massachusetts and Northern California, and in September 1997 in the U.S. District Court for the District of Oregon claiming, respectively, willful infringement by Intel of certain of the Corporation's patents through the manufacture, sale and use of Intel's families of Pentium microprocessors, breach of contract and various other unfair or unlawful business practices by the Corporation, and willful infringement by the Corporation of certain of Intel's patents through the manufacture, sale and use of various computer products. On October 27, 1997, the Corporation and Intel announced that they had reached agreement to settle the pending litigation between the parties and to request a stay of all pending litigation, subject to receipt of government approval necessary to finalize the transactions contemplated by the parties' agreement (see Note F).


Note D - Treasury Stock

During the first quarter of fiscal 1998, the Corporation purchased in the open market 3.7 million shares of its common stock for an aggregate purchase price of $160.1 million, or an average of $42.79 per common share. Approximately 451,000 shares were issued under employee stock plans and the remaining shares are held in treasury. The Corporation continues to repurchase shares of its common stock, as conditions warrant, under a previously announced program.


Note E - Statement of Financial Accounting Standard No. 128 - Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128-Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and requires a dual presentation of basic and dilutive EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier adoption is not permitted. If the Corporation had presented EPS based on SFAS No. 128, the reconciliation of EPS would approximate the pro forma amounts indicated below:

(Dollars in thousands except per share amounts)

                                                For the Three-Month Period Ended
                                            September 27, 1997     September 28, 1996
                                            ------------------     ------------------

Net income/(loss)                              $      25,109         $     (65,881)

Less: Dividend on preferred stock                      8,875                 8,875
                                               -------------         -------------
Net income/(loss) applicable
to common shares                               $      16,234         $     (74,756)
                                               =============         =============
Net income/(loss) applicable to common
and common equivalent shares                   $      16,234         $     (74,756)
                                               =============         =============
Weighted average number of
common shares outstanding                        148,751,388           154,524,234
Effect of common equivalent shares                 1,643,145                    --
                                               -------------         -------------
Total weighted average common and
common equivalent shares                         150,394,533           154,524,234
                                               =============         =============
Net income/(loss) applicable
per common share                               $        0.11         $       (0.48)
                                               =============         =============
Net income/(loss) applicable per common
and common equivalent share                    $        0.11         $       (0.48)
                                               =============         =============


Net income applicable per common share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. Net loss applicable per common share is based only on the weighted average number of common shares outstanding during the period.



Note F - Subsequent Event

On October 27, 1997, the Corporation and Intel announced that they had reached an agreement to establish a broad-based business relationship, including the sale of the Corporation's semiconductor manufacturing operations to Intel for a purchase price equal to the net book value of the transferred assets (currently estimated to be approximately $700 million), cross-licensing of patents, supply of both Intel and Alpha microprocessors and development of future systems based on Intel's 64-bit microprocessors. The agreement provides that Intel will make offers of employment to employees of the Corporation's semiconductor manufacturing operations, except for those employees associated with the Alpha and Alpha-related semiconductor design teams. The Corporation and Intel agreed to request a stay of all pending litigation until U.S. government approval is granted, which is required to finalize the parties' agreement (see Note C).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Total operating revenues for the first quarter of fiscal 1998 were $3.0 billion, up 2% from the comparable quarter last year. Total operating revenues include product sales of $1.6 billion and service revenues of $1.4 billion.

Revenues (dollars in millions)
---------------------------------------------------------------------------------------
First quarter of fiscal year                                1998                  1997
---------------------------------------------------------------------------------------

Product sales                                            $ 1,582               $ 1,522
% of total revenues                                           53%                   52%
---------------------------------------------------------------------------------------
Service revenues                                         $ 1,378               $ 1,390
% of total revenues                                           47%                   48%
---------------------------------------------------------------------------------------
Total revenues                                           $ 2,960               $ 2,912
---------------------------------------------------------------------------------------


Product sales for the first three months of fiscal 1998 were up 4% from the comparable quarter last year. The increase in product sales reflects increased revenues from the sale of servers (Intel and Alpha-based), storage and network products, and a decrease in revenues from the sales of certain client products, principally Alpha-based UNIX workstations.

For the first three months of fiscal 1998, revenues from the sale of servers represented 35% of product sales, up from 29% for the same quarter last year. Client sales represented 27% and 31% of product sales for the first quarter of fiscal 1998 and 1997, respectively. Revenues from the Corporation's components and other products represented 38% and 40% of product sales for the first three months of fiscal 1998 and 1997, respectively.

Service revenues for the first quarter of fiscal 1998 were $1.4 billion, essentially unchanged from the first three months of fiscal 1997.
Service revenues reflect growth in multivendor services and client/server outsourcing services, offset by an anticipated decrease in revenues from Digital products maintenance services.

Operating revenues from customers outside of the United States were $1.9 billion for the first quarter of fiscal 1998 and 1997, representing 64% and 65% of total revenues, respectively. The Corporation's operating results for the first three months of fiscal 1998 were adversely impacted by the continued strengthening of the U.S. dollar. Removing the effects of foreign currency exchange rate movements, the increase in total operating revenues for the first quarter of fiscal 1998 would have been 8%, compared with 2% as reported.

EXPENSES AND PROFIT MARGINS


Gross margin (dollars in millions)
------------------------------------------------------------------------------
First quarter of fiscal year                       1998                  1997
------------------------------------------------------------------------------

Product sales gross margin                        $ 563                 $ 474
% of related revenues                                36%                   31%
------------------------------------------------------------------------------
Service revenues gross margin                     $ 428                 $ 438
% of related revenues                                31%                   32%
------------------------------------------------------------------------------

Product gross margin was 36% of product sales for the first quarter of fiscal 1998, compared with 31% for the same period a year ago. The continued improvement in product gross margin was due principally to manufacturing cost efficiencies and an increased proportion of higher-margin server revenues.

Service gross margin was 31% of service revenues for the first three months of fiscal 1998, down slightly from the first quarter of fiscal 1997. Service gross margin reflects the continued focus on more profitable systems integration contracts and the continued shift in the mix of service revenues toward lower-margin service offerings.

Operating expenses (dollars in millions)
-------------------------------------------------------------------------------
First quarter of fiscal year                           1998               1997
-------------------------------------------------------------------------------
Research and engineering                              $ 265              $ 258
% of total revenues                                       9%                 9%
-------------------------------------------------------------------------------
Selling, general and administrative                   $ 707              $ 732
% of total revenues                                      24%                25%
-------------------------------------------------------------------------------

Research and engineering (R&E) spending totaled $265 million for the first three months of fiscal 1998, up from $258 million for the same quarter last year. The Corporation believes that this level of R&E investment is appropriate for the Corporation to continue to provide competitive products and services.

Selling, general and administrative (SG&A) expenses were $707 million for the first quarter of fiscal 1998, down from $732 million for the first three months of fiscal 1997. The decline in SG&A expenses reflects the positive effects of currency rate movements and the Corporation's continued focus on achieving a competitive cost structure through reductions in population and facilities expenditures, partially offset by increases in salaries and wages and investment in demand generation activities.

At the end of fiscal 1996, the Corporation approved a restructuring plan intended to increase sales productivity, further consolidate manufacturing plants and distribution sites, improve service delivery and further reduce overhead in support areas. The planned employee separations are expected to be substantially complete in fiscal 1998. The number of involuntary separations is expected to be lower than originally planned due principally to a higher than anticipated level of voluntary separations. However, associated restructuring-related cost savings are expected to be offset by an increase in estimated separation costs for certain non-U.S. employees. The total estimated cost of restructuring actions is unchanged (see Note B).

Total employee population decreased by 500 during the first quarter of fiscal 1998 to approximately 54,400, and by 2,600 from the end of the first quarter of fiscal 1997.

Net other income was $13 million and $16 million for the first quarter of fiscal 1998 and 1997, respectively. Net gains on divestments were $4 million for the first three months of fiscal 1998, compared with $12 million for the same quarter a year ago. The decrease in gains from divestments in the first quarter of fiscal 1998 was offset by increased interest income on higher cash and short-term investment balances.

Income tax expense for the first three months of fiscal 1998 was $6 million, compared with $4 million for the same quarter last year. Income tax expense reflects several factors, including income taxes for profitable operations, benefits taken from net operating loss carryforwards and an inability to recognize currently certain tax benefits from operating losses.


AVAILABILITY OF FUNDS TO SUPPORT CURRENT AND FUTURE OPERATIONS AND SPENDING FOR OPERATIONS

Cash, cash equivalents and short-term investments totaled $2.4 billion at the end of the first quarter of fiscal 1998, down from $2.5 billion at the end of fiscal 1997.

Net cash generated from operating activities was $8 million for the first quarter of fiscal 1998, due principally to a decrease in accounts receivable from the end of fiscal 1997, offset by a decrease in accounts payable and various other liabilities. Cash expenditures for restructuring activities were $47 million for the first three months of fiscal 1998. Future cash expenditures for currently planned restructuring activities are estimated to be $300 million for fiscal 1998 and beyond, the majority of which will be used in fiscal 1998 (see Note B).

Net cash from investing activities was $572 million in the first three months of fiscal 1998. The increase in cash from investing activities was due principally to maturities of short-term investments. As investments mature, the proceeds are reinvested as cash, cash equivalents or short-term investments, as conditions warrant.

Net cash used for financing activities was $136 million in the first quarter of fiscal 1998. The principal financing activity for the first three months of fiscal 1998 was the open market purchase of 3.7 million shares of the

Corporation's common stock for $160 million. In July 1997, the Corporation's Board of Directors authorized the repurchase for cash, as conditions warrant, of up to 15 million shares of the Corporation's common stock.

On October 27, 1997, the Corporation and Intel announced that they had reached an agreement to establish a broad-based business relationship, including the sale of the Corporation's semiconductor manufacturing operations to Intel for a purchase price equal to the net book value of the transferred assets (currently estimated to be approximately $700 million), cross-licensing of patents, supply of both Intel and Alpha microprocessors and development of future systems based on Intel's 64-bit microprocessors. The agreement provides that Intel will make offers of employment to employees of the Corporation's semiconductor manufacturing operations, except for those employees associated with the Alpha and Alpha-related semiconductor design teams. The Corporation and Intel agreed to request a stay of all pending litigation until U.S. government approval is granted, which is required to finalize the parties' agreement (see Notes C and F).

The Corporation's need for, cost of and access to funds are dependent on future operating results, as well as conditions external to the Corporation. The Corporation historically has maintained a conservative capital structure, and believes that its cash position and its sources of and access to capital markets are adequate to support current operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Corporation or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. The Corporation cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the following:

-- The Corporation's future operating results are dependent on its ability to develop, produce and market new and innovative products and services. There are numerous risks inherent in this complex process, including rapid technological change, the Corporation's ability to access components and related technical information from other companies and the requirement that the Corporation bring to market in a timely fashion new products and services which meet customers' changing needs.

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

-- The Corporation's success is partly dependent on its ability to successfully predict and adjust production capacity to meet demand, which is partly dependent upon the ability of external suppliers to deliver components at reasonable prices and in a timely manner; capacity or supply constraints, or unexpected increases or decreases in the prices of components, could adversely affect future operating results.

--While the Corporation believes that the materials required for its manufacturing operations are presently available in quantities sufficient to meet demand, the failure of a significant supplier to deliver certain components or technical information on a timely basis or in sufficient quantities could adversely affect the Corporation's future results of operations.

-- The Corporation operates in a highly competitive environment which includes significant competitive pricing pressures and intense competition for skilled employees. Particular business segments may from time to time experience unanticipated intense competitive pressure, possibly causing operating results to vary from those expected.

--The Corporation offers its products and services directly and through indirect distribution channels. Changes in the financial condition of, or the Corporation's relationship with, distributors and other indirect channel partners, as well as fluctuations in end-user sales by indirect sales channel partners, could cause actual operating results to vary from those expected.

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

--Certain of the Corporation's internal computer systems are not Year 2000 ready (i.e., such systems use only two digits to represent the year in date data fields and, consequently, may not accurately distinguish between the 20th and 21st centuries or may not function properly at the turn of the century). The Corporation has been taking actions intended to either correct such systems or replace them with Year 2000 ready systems. The Corporation expects to implement successfully the systems and programming changes necessary to address Year 2000 issues and does not believe that the cost of such actions will have a material effect on the Corporation's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Corporation's inability to implement such changes could have an adverse effect on future results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As discussed in Note C above, the Corporation and Intel Corporation ("Intel") have been involved in litigation commenced in the fourth quarter of fiscal 1997 in the U.S. District Courts for the Districts of Massachusetts and Northern California, and in September 1997 in the U.S. District Court for the District of Oregon claiming, respectively, willful infringement by Intel of certain of the Corporation's patents through the manufacture, sale and use of Intel's families of Pentium microprocessors, breach of contract and various other unfair or unlawful business practices by the Corporation, and willful infringement by the Corporation of certain of Intel's patents through the manufacture, sale and use of various computer products. On October 27, 1997, the Corporation and Intel announced that they had reached agreement to settle the pending litigation between the parties and to request a stay of all pending litigation, subject to receipt of government approval necessary to finalize the transactions contemplated by the parties' agreement.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

         27.  Financial Data Schedule

         (b)  Reports on Form 8-K.

        On October 27, 1997, the Corporation filed a Current Report on Form 8-K which reported that the Corporation and Intel Corporation reached an agreement to establish a broad-based business relationship and settle pending litigation as described in Notes C and F to the financial statements contained in this Quarterly Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DIGITAL EQUIPMENT CORPORATION
                                            (Registrant)


                                            By:  /s/ Vincent J. Mullarkey
                                            ------------------------------------
                                            Vincent J. Mullarkey
                                            Vice President, Finance and Chief
                                            Financial Officer (Duly Authorized
                                            Officer and Principal Financial
                                            Officer)









November  10, 1997