Form 10-Q
period 1997-12-27
DIGITAL EQUIPMENT CORP
filed 1998-02-09
CIK 28887

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       for the quarterly period ended December 27, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, par value $1, outstanding as of December 27, 1997: 146,789,296.

                          DIGITAL EQUIPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands except per share data)

                                                    Three-Month Period Ended
                                                  ----------------------------
                                                  December 27,     December 28,
                                                     1997              1996
                                                  -----------      -----------

REVENUES
Product sales ..................................  $1,816,382       $1,844,280
Service revenues ...............................   1,508,091        1,513,467
                                                  ----------       ----------

TOTAL OPERATING REVENUES .......................   3,324,473        3,357,747
                                                  ----------       ----------
COSTS AND EXPENSES
Cost of product sales ..........................   1,133,394        1,208,235
Service expense ................................   1,030,697        1,045,788
Research and engineering expenses ..............     272,155          249,841
Selling, general and administrative expenses ...     816,949          817,408
                                                  ----------       ----------

Operating income ...............................      71,278           36,475
Other (income)/expense, net ....................     (14,104)            (445)
                                                  ----------       ----------

INCOME BEFORE INCOME TAXES .....................      85,382           36,920
Provision for income taxes .....................      10,600            5,039
                                                  ----------       ----------

NET INCOME .....................................      74,782           31,881
Dividend on preferred stock ....................       8,875            8,875
                                                  ----------       ----------

NET INCOME APPLICABLE TO COMMON STOCK ..........  $   65,907       $   23,006
                                                  ==========       ==========

NET INCOME APPLICABLE PER COMMON SHARE (1):

BASIC EARNINGS PER SHARE .......................  $     0.45       $     0.15
                                                  ==========       ==========

DILUTED EARNINGS PER SHARE .....................  $     0.44       $     0.15
                                                  ==========       ==========



(1) Refer to page 8 of this report and Note E.

Cash dividends on common stock have never been paid by the Corporation.

The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands except per share data)


                                                           Six-Month Period Ended
                                                        ----------------------------
                                                        December 27,     December 28,
                                                           1997             1996
                                                        -----------      -----------

REVENUES
Product sales ........................................  $3,398,614       $3,366,443
Service revenues .....................................   2,886,174        2,902,945
                                                        ----------       ----------

TOTAL OPERATING REVENUES .............................   6,284,788        6,269,388
                                                        ----------       ----------

COSTS AND EXPENSES
Cost of product sales ................................   2,152,512        2,256,625
Service expense ......................................   1,980,694        1,996,971
Research and engineering expenses ....................     537,486          507,485
Selling, general and administrative expenses .........   1,524,162        1,549,583
                                                        ----------       ----------

Operating income/(loss) ..............................      89,934          (41,276)
Other (income)/expense, net ..........................     (26,900)         (16,617)
                                                        ----------       ----------

INCOME/(LOSS) BEFORE INCOME TAXES ....................     116,834          (24,659)
Provision for income taxes ...........................      16,943            9,341
                                                        ----------       ----------

NET INCOME/(LOSS) ....................................      99,891          (34,000)
Dividends on preferred stock .........................      17,750           17,750
                                                        ----------       ----------

NET INCOME/(LOSS) APPLICABLE TO COMMON STOCK .........  $   82,141       $  (51,750)
                                                        ==========       ==========


NET INCOME/(LOSS) APPLICABLE PER COMMON SHARE (1):

BASIC EARNINGS/(LOSS) PER SHARE ......................  $     0.56       $    (0.34)
                                                        ==========       ==========

DILUTED EARNINGS/(LOSS) PER SHARE ....................  $     0.55       $    (0.34)
                                                        ==========       ==========


(1) Refer to page 9 of this report and Note E.

Cash dividends on common stock have never been paid by the Corporation.

The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                      December 27,     June 28,
                                                         1997            1997
                                                      -----------     ----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents ........................... $1,231,884      $1,358,750
Short-term investments ..............................    772,413       1,160,265
Accounts receivable, net of allowances
of $231,349 and $263,763 ............................  2,714,530       2,930,014

Inventories:
Raw materials .......................................    373,938         421,984
Work-in-process .....................................    297,100         350,421
Finished goods ......................................    697,398         730,740
                                                      ----------      ----------

Total inventories ...................................  1,368,436       1,503,145
Prepaid expenses, deferred income taxes
and other current assets ............................    341,057         324,122
                                                      ----------      ----------

TOTAL CURRENT ASSETS ................................  6,428,320       7,276,296
                                                      ----------      ----------

Property, plant and equipment, at cost ..............  4,851,351       4,868,548
Less accumulated depreciation .......................  2,759,627       2,764,901
                                                      ----------      ----------

Net property, plant and equipment ...................  2,091,724       2,103,647
Other assets ........................................    273,334         312,951
                                                      ----------      ----------

TOTAL ASSETS ........................................ $8,793,378      $9,692,894
                                                      ==========      ==========



The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                             (Dollars in thousands)


                                                   December 27,       June 28,
                                                      1997              1997
                                                   -----------       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans and current portion
of long-term debt ................................ $   40,958       $  262,835
Accounts payable .................................    718,513          871,760
Income taxes payable .............................    133,318          101,286
Salaries, wages and related items ................    594,361          637,587
Deferred revenues and customer advances ..........    967,625        1,079,003
Accrued restructuring costs ......................    258,862          382,559
Other current liabilities ........................    773,532          905,900
                                                   ----------       ----------

TOTAL CURRENT LIABILITIES ........................  3,487,169        4,240,930
                                                   ----------       ----------

Long-term debt ...................................    743,689          743,440
Postretirement and other postemployment
benefits .........................................  1,166,127        1,163,568
                                                   ----------       ----------

TOTAL LIABILITIES ................................  5,396,985        6,147,938
                                                   ----------       ----------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value (liquidation
preference of $100.00 per share); authorized
25,000,000 shares; 4,000,000 shares of
Series A 8-7/8% Cumulative Preferred Stock
issued and outstanding ...........................      4,000            4,000
Common stock, $1.00 par value; authorized
450,000,000 shares; 157,215,253 and
157,232,104 shares issued ........................    157,215          157,232
Additional paid-in capital .......................  3,840,540        3,835,697
Retained deficit .................................   (189,405)        (234,841)
Treasury stock at cost; 10,425,957 shares
and 6,132,201 shares .............................   (415,957)        (217,132)
                                                   ----------       ----------

TOTAL STOCKHOLDERS' EQUITY .......................  3,396,393        3,544,956
                                                   ----------       ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....... $8,793,378       $9,692,894
                                                   ==========       ==========



The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                           Six-Month Period Ended
                                                        ----------------------------
                                                        December 27,     December 28,
                                                           1997             1996
                                                        -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss) ..................................... $   99,891       $   (34,000)
Adjustments to reconcile net income/(loss) to
net cash from operating activities:
Depreciation ..........................................    188,392           196,477
Amortization ..........................................     24,627            28,506
(Gain)/loss on disposition and write-downs of
other assets ..........................................     (8,840)           46,254
Other adjustments to net income/(loss) ................     (3,753)           32,374
Decrease in accounts receivable .......................    221,884           275,993
Decrease in inventories ...............................    134,040           288,066
(Increase)/decrease in prepaid expenses and other
current assets ........................................    (22,053)            2,078
Decrease in accounts payable ..........................   (153,247)         (100,100)
Increase/(decrease) in taxes ..........................     38,806            (2,959)
Decrease in salaries, wages, benefits
and related items .....................................    (40,667)          (33,186)
Decrease in deferred revenues and
customer advances .....................................   (111,378)         (154,002)
Decrease in accrued restructuring costs ...............   (123,697)         (122,954)
Decrease in other current liabilities .................   (138,259)          (15,514)
                                                        ----------       -----------
Total adjustments .....................................      5,855           441,033
                                                        ----------       -----------

Net cash flows from operating activities ..............    105,746           407,033
                                                        ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property, plant and equipment ...........   (229,333)         (190,147)
Proceeds from the disposition of
property, plant and equipment .........................     43,252            38,125
Purchases of short-term investments ...................   (891,395)       (1,805,941)
Maturities of short-term investments ..................  1,279,247           847,357
Investments in other assets ...........................     (5,109)          (17,641)
Proceeds from the disposition of other assets .........     46,629             8,567
                                                        ----------       -----------
Net cash flows from investing activities ..............    243,291        (1,119,680)
                                                        ----------       -----------

Net cash flows from operating and
investing activities ..................................    349,037          (712,647)
                                                        ----------       -----------


The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                             (Dollars in thousands)

                                                           Six-Month Period Ended
                                                        ------------------------------
                                                        December 27,      December 28,
                                                           1997               1996
                                                        -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of debt ...................      31,089             5,673
Payments to retire debt ..............................    (253,201)           (2,430)
Purchase of treasury shares ..........................    (326,758)          (57,279)
Issuance of common and treasury shares, including
tax effects ..........................................      90,717            80,516
Dividends on preferred stock .........................     (17,750)          (17,750)
                                                        ----------        ----------
Net cash flows from financing activities .............    (475,903)            8,730
                                                        ----------        ----------

Net decrease in cash and cash equivalents ............    (126,866)         (703,917)

Cash and cash equivalents at the
beginning of the year ................................   1,358,750         1,791,754
                                                        ----------        ----------

Cash and cash equivalents at end of period ...........  $1,231,884        $1,087,837
                                                        ==========        ==========





The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                   COMPUTATION OF NET INCOME PER COMMON SHARE

                  (Dollars in thousands except per share data)

                                                            Three-Month Period Ended
                                                         ------------------------------
                                                         December 27,      December 28,
                                                             1997              1996
                                                         ------------      ------------

Net income ............................................  $     74,782      $     31,881
Less:  Dividend on preferred stock ....................         8,875             8,875
                                                         ------------      ------------

Net income applicable to common stock .................  $     65,907      $     23,006
                                                         ============      ============

Weighted average number of common shares
outstanding during the period .........................   146,950,239       154,582,121

Effect of common equivalent shares from application
of "treasury stock" method to unexercised
and outstanding stock options .........................     2,017,067         1,087,894
                                                         ------------      ------------

Total weighted average number of common
and common equivalent shares outstanding
during the period .....................................   148,967,306       155,670,015
                                                         ============      ============

Net income applicable per common share (1):

Basic earnings per share ..............................  $       0.45      $       0.15
                                                         ============      ============


Diluted earnings per share ............................  $       0.44      $       0.15
                                                         ============      ============


(1) Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding during periods of net income.

The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                COMPUTATION OF NET INCOME/(LOSS) PER COMMON SHARE

                  (Dollars in thousands except per share data)

                                                             Six-Month Period Ended
                                                         ------------------------------
                                                         December 27,      December 28,
                                                             1997              1996
                                                         ------------      ------------

Net income/(loss) .....................................  $     99,891      $    (34,000)
Less:  Dividends on preferred stock ...................        17,750            17,750
                                                         ------------      ------------

Net income /(loss) applicable to common stock .........  $     82,141      $    (51,750)
                                                         ============      ============

Weighted average number of common shares
outstanding during the period .........................   147,866,262       154,370,746

Effect of common equivalent shares from application
of "treasury stock" method to unexercised
and outstanding stock options .........................     1,830,106                --
                                                         ------------      ------------
Total weighted average number of common
and common equivalent shares outstanding
during the period .....................................   149,696,368       154,370,746
                                                         ============      ============

Net income/(loss) applicable per common share (1):

Basic earnings/(loss) per share .......................  $       0.56      $      (0.34)
                                                         ============      ============

Diluted earnings/(loss) per share .....................  $       0.55      $      (0.34)
                                                         ============      ============


(1) Basic earnings/(loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding during periods of net income. Diluted loss per share is based only on the weighted average number of common shares outstanding during the period.


The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Significant Accounting Policies

Principles of consolidation: The accompanying unaudited financial statements as of and for the three-month and six-month periods ended December 27, 1997 and December 28, 1996 have been prepared on substantially the same basis as the annual consolidated financial statements, reflecting all adjustments of a normal recurring nature. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the results for those periods and the financial condition at those dates. Certain prior year's amounts have been reclassified to conform with the current year presentation.


Other (income)/expense, net     Six-Month Period Ended        Three-Month Period Ended
----------------------------------------------------------------------------------------
(in thousands)                December 27,   December 28,    December 27,  December 28,
                                      1997           1996            1997          1996
----------------------------------------------------------------------------------------
Interest income                  $(59,348)      $(52,499)       $(28,541)      $(27,449)
Interest expense                   41,256         42,769          19,295         21,604
Net (gain)/loss on divestments     (8,808)        (6,887)         (4,858)         5,400
----------------------------------------------------------------------------------------
Other (income)/expense, net      $(26,900)      $(16,617)       $(14,104)      $   (445)
----------------------------------------------------------------------------------------

Note B - Restructuring Actions

During the first six months of fiscal 1998, the Corporation incurred costs of $41 million for approximately 450 employee separations and for separation actions taken at the end of fiscal 1997. In addition, the Corporation incurred costs of $83 million for facilities closures and other actions. Cash expenditures for restructuring activities were $97 million for the first six months of fiscal 1998.

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

The Corporation and Intel Corporation ("Intel") have been involved in litigation commenced in the fourth quarter of fiscal 1997 in the U.S. District Courts for the Districts of Massachusetts and Northern California, and in September 1997 in the U.S. District Court for the District of Oregon claiming, respectively, willful infringement by Intel of certain of the Corporation's patents through the manufacture, sale and use of Intel's families of Pentium microprocessors, breach of contract and various other unfair or unlawful business practices by the Corporation, and willful infringement by the Corporation of certain of Intel's patents through the manufacture, sale and use of various computer products. On October 27, 1997, the Corporation and Intel announced that they had reached agreement to settle the pending litigation between the parties and to request a stay of all pending litigation, subject to receipt of government approval necessary to finalize the transactions contemplated by the parties' agreement. At the request of the parties, all proceedings have been stayed (see Note F).

Note D - Treasury Stock

During the first six months of fiscal 1998, the Corporation purchased in the open market 7.5 million shares of its common stock for an aggregate purchase price of $327 million, or an average of $43.60 per common share. Approximately
3.2 million shares were issued under employee stock plans and the remaining shares are held in treasury.

Note E - Statement of Financial Accounting Standard No. 128 - Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 - Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and requires a dual presentation of basic and dilutive EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier adoption is not permitted. The financial statements presented have been prepared in accordance with SFAS 128 and prior periods amounts have been restated to conform to current year presentation.

Note F - Agreement with Intel Corporation

On October 27, 1997, the Corporation and Intel announced that they had reached an agreement to establish a broad-based business relationship, including the sale of the Corporation's semiconductor manufacturing operations to Intel for a purchase price equal to the net book value of the transferred assets (currently estimated to be approximately $700 million), cross-licensing of patents, supply of both Intel and Alpha microprocessors and development of future systems based on Intel's 64-bit microprocessors. The agreement provides that Intel will make offers of employment to employees of the Corporation's semiconductor manufacturing operations, except for those employees associated with the Alpha and Alpha-related semiconductor design teams. Approximately 1,900 employees are expected to transfer to Intel. The Corporation and Intel agreed to request a stay of all pending litigation until U.S. government approval is granted, which is required to finalize the parties' agreement. At the request of the parties, all proceedings have been stayed. In December 1997, the Corporation received a request for additional information from the Federal Trade Commission and is responding to such request (see Note C).

Note G - Agreement with Cabletron Systems, Inc.

On November 24, 1997, the Corporation entered into an asset purchase agreement ("Agreement") with Cabletron Systems, Inc. ("Cabletron Systems") and Ctron Acquisition Co., Inc., a wholly-owned subsidiary of Cabletron Systems (collectively, "Cabletron"), pursuant to which the Corporation agreed to sell certain assets of its network products business to Cabletron. The agreement was first amended on December 8, 1997 and again on February 7, 1998 to adjust the purchase price to approximately $133 million in cash and $301 million in product credits (to be applied to the Corporation's future purchase of products from Cabletron Systems), subject to further adjustment as provided in the Agreement. The transaction was consummated as of February 7, 1998. The Corporation expects to recognize a significant one-time gain on this transaction in the third fiscal quarter. Approximately 800 employees are transferring to Cabletron Systems.

The Corporation and Cabletron Systems also entered into a Reseller and Services Agreement ("Reseller Agreement") dated November 24, 1997, pursuant to which the Corporation has agreed to resell certain Cabletron Systems' products (including the products previously sold by the Corporation's network products business) and the Corporation is designated a services provider for certain of Cabletron Systems' products. Under the Reseller Agreement, the Corporation has committed to purchase for resale and internal use network products from Cabletron Systems during the term of the Reseller Agreement, which extends through June 30, 2001.

Note H - Subsequent event - Agreement with Compaq Computer Corporation

On January 26, 1998, the Corporation and Compaq Computer Corporation ("Compaq") announced the completion of a definitive merger agreement. Upon consummation of the merger, common shareholders of the Corporation will receive $30 in cash and
0.945 shares of Compaq common stock for each share of the Corporation's common stock. Based on conditions at the time the merger agreement was signed, approximately $4.8 billion of cash and 150 million shares of Compaq common stock would be issued to the Corporation's common shareholders. Under the terms of the agreement, the Corporation will become a wholly-owned subsidiary of Compaq upon completion of the merger.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Total operating revenues for the first six months of fiscal 1998 were $6.3 billion, essentially unchanged from the comparable period a year ago. Total operating revenues include product sales of $3.4 billion and service revenues of $2.9 billion.

Total operating revenues for the second quarter of fiscal 1998 were $3.3 billion, down 1% from the comparable quarter last year. Total operating revenues include product sales of $1.8 billion and service revenues of $1.5 billion.

Revenues (dollars in millions)        Six-Month Period Ended             Three-Month Period Ended
----------------------------------------------------------------------------------------------------
                                 December 27,       December 28,     December 27,       December 28,
                                         1997              1996             1997               1996
----------------------------------------------------------------------------------------------------

Product sales                         $3,399             $3,366           $1,816             $1,844
% of total revenues                       54%                54%              55%                55%
----------------------------------------------------------------------------------------------------
Service revenues                      $2,886             $2,903           $1,508             $1,514
% of total revenues                       46%                46%              45%                45%
----------------------------------------------------------------------------------------------------
Total revenues                        $6,285             $6,269           $3,324             $3,358
----------------------------------------------------------------------------------------------------


Product sales for the first six months and second quarter of fiscal 1998 were up 1% and down 2%, respectively, from the comparable periods last year. Product sales for the first six months and second quarter of fiscal 1998 reflect increased revenues from the sale of servers (Intel and Alpha-based) and storage products, offset by a decrease in revenues from the sales of certain client and component products.

Revenues from the sale of servers represented 36% of product sales for the first six months and second quarter of fiscal 1998, up from 32% and 35% for the comparable periods last year. Client sales represented 27% and 28% of product sales for the first six months and second quarter of fiscal 1998, respectively, down from 30% for the same periods in fiscal 1997. Revenues from the Corporation's components and other products represented 37% and 36% of product sales for the first six months and second quarter of fiscal 1998, respectively, compared to 38% and 35% of product sales for the same periods last year.

Service revenues for the first six months and second quarter of fiscal 1998 were $2.9 billion and $1.5 billion, respectively, essentially unchanged from the first six months and second quarter of fiscal 1997. Service revenues reflect growth in multivendor services and client/server outsourcing services, offset by an anticipated decrease in revenues from Digital products maintenance services.

Operating revenues from customers outside of the United States were $4.1 billion and $2.2 billion for the first six months and second quarter of fiscal 1998, representing 65% and 66% of total operating revenues, respectively, compared with $4.2 billion and $2.3 billion for the first six months and second quarter of fiscal 1997, or 67% and 68% of total operating revenues, respectively. The Corporation's operating results for the first six months and second quarter of fiscal 1998 were adversely impacted by the continued strengthening of the U.S. dollar. Removing the effects of foreign currency exchange rate movements, the increase in total operating revenues would have been 7% and 6% for the first six months and second quarter of fiscal 1998, respectively, when compared to the same periods last year.


EXPENSES AND PROFIT MARGINS

Gross margin (dollars in millions)        Six-Month Period Ended             Three-Month Period  Ended
--------------------------------------------------------------------------------------------------------
                                     December 27,       December 28,      December 27,      December 28,
                                            1997               1996              1997              1996
--------------------------------------------------------------------------------------------------------

Product sales gross margin                $1,246             $1,110              $683              $636
% of related revenues                         37%                33%               38%               35%
--------------------------------------------------------------------------------------------------------
Service revenues gross margin             $  905             $  906              $477              $468
% of related revenues                         31%                31%               32%               31%
--------------------------------------------------------------------------------------------------------

Product gross margin was 37% and 38% of product sales for the first six months and second quarter of fiscal 1998, respectively, compared with 33% and 35% for the same periods a year ago. The continued improvement in product gross margin was due principally to manufacturing cost efficiencies and an increased proportion of higher-margin server revenues.

Service gross margin was 31% and 32% of service revenues for the first six months and second quarter of fiscal 1998, compared with 31% for both the first six months and second quarter of fiscal 1997. Service gross margin reflects the continued focus on more profitable systems integration contracts, as well as the implementation of gross margin improvement programs, offset by the continued shift in the mix of service revenues toward lower-margin service offerings.

Operating expenses (dollars in millions)        Six-Month Period Ended           Three-Month Period Ended
------------------------------------------------------------------------------------------------------------
                                           December 27,        December 28,      December 27,    December 28,
                                                  1997                1996              1997            1996
------------------------------------------------------------------------------------------------------------

Research and engineering                        $  537              $  507              $272            $250
% of total revenues                                  9%                  8%                8%              7%
------------------------------------------------------------------------------------------------------------
Selling, general and administrative             $1,524              $1,550              $817            $817
% of total revenues                                 24%                 25%               25%             24%
------------------------------------------------------------------------------------------------------------

Research and engineering (R&E) spending totaled $537 and $272 million for the first six months and second quarter of fiscal 1998, up from $507 million and $250 million for the same periods in fiscal 1997. The Corporation believes that this level of R&E investment is appropriate for the Corporation to continue to provide competitive products and services.

Selling, general and administrative (SG&A) expenses were $1.5 billion and $817 million for the first six months and second quarter of fiscal 1998, respectively, down slightly from the first six months of fiscal 1997 and essentially flat compared to the second quarter of fiscal 1997. The decline in SG&A expenses reflects the positive effects of currency rate movements and the Corporation's continued focus on achieving a competitive cost structure through reductions in population and facilities expenditures, partially offset by increases in investment in demand generation activities and salaries and wages.

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

Total employee population decreased by 100 during the second quarter of fiscal 1998 to approximately 54,300, and by 1,600 from the end of the second quarter of fiscal 1997.

Net other income was $27 million and $17 million for the first six months of fiscal 1998 and 1997, respectively. Net gains on divestments were $9 million for the first six months of fiscal 1998, compared with $7 million for the same period a year ago. The increase in net other income is principally due to increased interest income in the first six months of fiscal 1998. Net other income was $14 million and less than $1 million for the second quarter of fiscal 1998 and 1997, respectively. The increase was principally due to net gains on divestments of $5 million for the second quarter of fiscal 1998, compared with $5 million of net losses on divestments for the same period a year ago.

Income tax expense for the first six months and second quarter of fiscal 1998 was $17 million and $11 million, respectively, compared with $9 million and $5 million for the same periods last year. Income tax expense reflects several factors, including income taxes for profitable operations, benefits taken from net operating loss carryforwards and an inability to recognize currently certain tax benefits from operating losses.

AVAILABILITY OF FUNDS TO SUPPORT CURRENT AND FUTURE OPERATIONS AND SPENDING FOR OPERATIONS

Cash, cash equivalents and short-term investments totaled $2.0 billion at the end of the second quarter of fiscal 1998, down from $2.5 billion at the end of fiscal 1997.

Net cash generated from operating activities was $106 million for the first six months of fiscal 1998, due principally to a decrease in accounts receivable and inventories from the end of fiscal 1997, offset by a decrease in accounts payable and various other liabilities. Cash expenditures for restructuring activities were $97 million for the first six months of fiscal 1998. Future cash expenditures for currently planned restructuring activities are estimated to be $250 million for fiscal 1998 and beyond, the majority of which is expected to be used in fiscal 1998 (see Note B).

Net cash from investing activities was $243 million in the first six months of fiscal 1998. The increase in cash from investing activities was due principally to maturities of short-term investments. As investments mature, the proceeds are reinvested as cash, cash equivalents or short-term investments, as conditions warrant.

Net cash used for financing activities was $476 million in the first six months of fiscal 1998. The principal financing activities were the open market purchase of 7.5 million shares of the Corporation's common stock for $327 million and the retirement of $250 million of five-year notes.

On October 27, 1997, the Corporation and Intel Corporation ("Intel") announced that they had reached an agreement to establish a broad-based business relationship, including the sale of the Corporation's semiconductor manufacturing operations to Intel for a purchase price equal to the net book value of the transferred assets (currently estimated to be approximately $700 million), cross-licensing of patents, supply of both Intel and Alpha microprocessors and development of future systems based on Intel's 64-bit microprocessors. The agreement provides that Intel will make offers of employment to employees of the Corporation's semiconductor manufacturing operations, except for those employees associated with the Alpha and Alpha-related semiconductor design teams. Approximately 1,900 employees are expected to transfer to Intel. The Corporation and Intel agreed to request a stay of all pending litigation until U.S. government approval is granted, which is required to finalize the parties' agreement. At the request of the parties, all proceedings have been stayed (see Notes C and F).

On November 24, 1997, the Corporation entered into an asset purchase agreement with Cabletron Systems, Inc. ("Cabletron Systems") and one of its subsidiaries (collectively, "Cabletron"), which agreement has been subsequently amended, to sell certain assets of the Corporation's network products business to Cabletron for approximately $133 million in cash and $301 million in product credits (to be applied to the Corporation's future purchase of products from Cabletron Systems). The transaction was consummated as of February 7, 1998. The Corporation expects to recognize a significant one-time gain on this transaction in the third fiscal quarter. Approximately 800 employees are transferring to Cabletron Systems. The Corporation also entered into a Reseller and Services Agreement with Cabletron Systems, pursuant to which the Corporation has committed to purchase for resale and internal use network products from Cabletron Systems during the term of such Agreement, which extends through June 30, 2001 (see Note G).

On January 26, 1998, the Corporation and Compaq Computer Corporation ("Compaq") announced the completion of a definitive merger agreement. Upon consummation of the merger, common shareholders of the Corporation will receive $30 in cash and
0.945 shares of Compaq common stock for each share of the Corporation's common stock. Based on conditions at the time the merger agreement was signed, approximately $4.8 billion of cash and 150 million shares of Compaq common stock would be issued to the Corporation's common shareholders. Under the terms of the agreement, the Corporation will become a wholly-owned subsidiary of Compaq upon completion of the merger (see Note H).

The Corporation's need for, cost of and access to funds are dependent on future operating results, as well as conditions external to the Corporation. The Corporation historically has maintained a conservative capital structure, and believes that its cash position and its sources of and access to capital are adequate to support current operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Corporation or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. The Corporation cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the following:

-- The Corporation and Compaq Computer Corporation have announced the completion of a definitive merger agreement. This announcement could have an impact on the Corporation's ability to market its products and services to its customers, possibly causing operating results to vary from those expected.

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

-- Certain of the Corporation's internal computer systems are not Year 2000 ready (i.e., such systems use only two digits to represent the year in date data fields and, consequently, may not accurately distinguish between the 20th and 21st centuries or may not function properly at the turn of the century). The Corporation has been taking actions intended to either correct such systems or replace them with Year 2000 ready systems. The Corporation expects to implement successfully the systems and programming changes necessary to address Year 2000 issues and does not believe that the cost of such actions will have a material effect on the Corporation's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Corporation's inability to implement such changes could have an adverse effect on future results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 13, 1997, the Corporation held its Annual Meeting of Stockholders. At the meeting the stockholders elected three Class II directors for three-year terms. 113,487,705 votes were cast for nominees for Class II directors, 1,955,335 were withheld and there were no broker non-votes. 112,994,208 votes were cast for Vernon R. Alden, a nominee for Class II Director and 2,448,832 votes were withheld. 112,995,122 votes were cast for Thomas L. Phillips, a nominee for Class II director and 2,447,918 votes were withheld. 112,977,847 votes were cast for Delbert C. Staley, a nominee for Class II director and 2,465,193 votes were withheld. At the meeting the stockholders also approved amendments to the Corporation's 1968 Employee Stock Purchase Plan ("ESPP") and the Corporation's 1981 International Employee Stock Purchase Plan ("IESPP") to increase the number of shares authorized for issuance thereunder. 87,723,410 votes were cast for the proposal to amend the ESPP and 2,868,826 votes were cast against, with 488,319 abstentions and 24,362,485 broker non-votes; 88,039,743 votes were cast for the proposal to amend the IESPP and 2,491,528 votes were cast against, with 549,284 abstentions and 24,362,485 broker non-votes. The stockholders also ratified the selection of Coopers & Lybrand L.L.P. as the Corporation's auditors for the fiscal year ending June 27, 1998. 114,550,202 votes were cast for ratification and 503,439 were cast against, with 389,399 abstentions and no broker non-votes.

         At the meeting, stockholder proposals relating to the declassification of the Board of Directors and to the redemption of the Corporation's stockholder rights plan also were approved. With respect to the proposal relating to the declassification of the Board of Directors, 65,548,554 votes were cast for approval, 22,385,425 were cast against, with 3,146,576 abstentions and 24,362,485 broker non-votes. With respect to the proposal relating to the redemption of the Corporation's stockholder rights plan, 61,331,409 votes were cast for approval, 28,118,668 votes were cast against, with 1,630,478 abstentions and 24,362,485 broker non-votes. At the meeting, stockholder proposals relating to the engagement of an investment banker to explore alternatives to enhance the value of the Corporation and to the separation of the offices of President and Chairman were not approved. With respect to the proposal relating to the engagement of an investment banker to explore alternatives to enhance the value of the Corporation, 17,620,254 votes were cast for approval, 71,735,443 were cast against, with 1,724,858 abstentions and 24,362,485 broker non-votes. With respect to the proposal relating to the separation of the offices of President and Chairman, 28,560,285 votes were cast for approval, 60,755,903 were cast against, with 1,796,692 abstentions and 24,330,160 broker non-votes.


ITEM 5.  OTHER INFORMATION.

On January 26, 1998, the Corporation announced that on January 25, 1998, it had entered into an Agreement and Plan of Merger with Compaq Computer Corporation (See Note H).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

           2. Agreement and Plan of Merger dated as of January 25, 1998 between Digital Equipment Corporation and Compaq Computer Corporation.

          27.  Financial Data Schedule

          (b)  Reports on Form 8-K.

         - On October 27, 1997, the Corporation filed a Current Report on Form 8-K reporting that on that date, it had reached agreement with Intel Corporation ("Intel") to establish a broad-based business relationship. The Corporation and Intel agreed to request a stay of all lawsuits until U.S. Government approval of the agreement is granted.

         - On January 29, 1998, the Corporation filed a Current Report on Form 8-K reporting that on January 25, 1998 it had entered into an Agreement and Plan of Merger with Compaq Computer Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DIGITAL EQUIPMENT CORPORATION
                                 (Registrant)


                                 By: /s/ Vincent J. Mullarkey
                                     -----------------------------------------
                                     Vincent J. Mullarkey
                                     Senior Vice President, Finance and
                                     Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                     Financial Officer)

 February 9, 1998