Form 10-Q
period 1998-03-28
DIGITAL EQUIPMENT CORP
filed 1998-05-06
CIK 28887

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          for the quarterly period ended March 28, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Number of shares of Common Stock, par value $1, outstanding as of March 28, 1998: 147,429,061.

                          DIGITAL EQUIPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands except per share data)


                                                      Three-Month Period Ended
                                                    -----------------------------
                                                     March 28,         March 29,
                                                       1998              1997
                                                    ----------         ----------

REVENUES
Product sales ....................................  $1,681,618         $1,836,516
Service revenues .................................   1,509,392          1,477,794
                                                    ----------         ----------

TOTAL OPERATING REVENUES .........................   3,191,010          3,314,310
                                                    ----------         ----------
COSTS AND EXPENSES
Cost of product sales ............................   1,094,646          1,188,578
Service expense ..................................   1,022,201          1,019,290
Research and engineering expenses ................     261,274            256,476
Selling, general and administrative expenses .....     738,400            798,714
Costs attributable to the sale of assets .........      33,000                 --
                                                    ----------         ----------

Operating income .................................      41,489             51,252
Other (income)/expense, net ......................    (337,791)           (10,848)
                                                    ----------         ----------

INCOME BEFORE INCOME TAXES .......................     379,280             62,100
Provision for income taxes .......................      37,457             11,134
                                                    ----------         ----------

NET INCOME .......................................     341,823             50,966
Dividend on preferred stock ......................       8,875              8,875
                                                    ----------         ----------

NET INCOME APPLICABLE TO COMMON STOCK ............  $  332,948         $   42,091
                                                    ==========         ==========

NET INCOME APPLICABLE PER COMMON SHARE (1):

BASIC EARNINGS PER SHARE .........................  $     2.27         $     0.27
                                                    ==========         ==========

DILUTED EARNINGS PER SHARE .......................  $     2.23         $     0.27
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

                          DIGITAL EQUIPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands except per share data)



                                                                 Nine-Month Period Ended
                                                               --------------------------
                                                                March 28,       March 29,
                                                                  1998            1997
                                                               ----------       ----------
REVENUES
Product sales ..............................................   $5,080,232       $5,202,959
Service revenues ...........................................    4,395,566        4,380,739
                                                               ----------       ----------

TOTAL OPERATING REVENUES ...................................    9,475,798        9,583,698
                                                               ----------       ----------

COSTS AND EXPENSES
Cost of product sales ......................................    3,247,158        3,445,203
Service expense ............................................    3,002,895        3,016,261
Research and engineering expenses ..........................      798,760          763,961
Selling, general and administrative expenses ...............    2,262,562        2,348,297
Costs attributable to the sale of assets ...................       33,000               --
                                                               ----------       ----------

Operating income ...........................................      131,423            9,976
Other (income)/expense, net ................................     (364,691)         (27,465)
                                                               ----------       ----------

INCOME BEFORE INCOME TAXES .................................      496,114           37,441
Provision for income taxes .................................       54,400           20,475
                                                               ----------       ----------

NET INCOME .................................................      441,714           16,966
Dividends on preferred stock ...............................       26,625           26,625
                                                               ----------       ----------

NET INCOME/(LOSS) APPLICABLE TO COMMON STOCK ...............   $  415,089       $   (9,659)
                                                               ==========       ==========

NET INCOME/(LOSS) APPLICABLE PER COMMON SHARE (1):

BASIC EARNINGS/(LOSS) PER SHARE ............................   $     2.81       $    (0.06)
                                                               ==========       ==========

DILUTED EARNINGS/(LOSS) PER SHARE ..........................   $     2.77       $    (0.06)
                                                               ==========       ==========


(1)   Refer to page 9 of this report and Note E.

Cash dividends on common stock have never been paid by the Corporation.

The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                          March 28,       June 28,
                                                            1998           1997
                                                         ----------      ----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents .............................  $1,498,035      $1,358,750
Short-term investments ................................     918,855       1,160,265
Accounts receivable, net of allowances
of $213,281 and $263,763 ..............................   2,704,976       2,930,014
Inventories:
Raw materials .........................................     297,976         421,984
Work-in-process .......................................     245,074         350,421
Finished goods ........................................     644,785         730,740
                                                         ----------      ----------

Total inventories .....................................   1,187,835       1,503,145
Prepaid expenses, deferred income taxes
and other current assets ..............................     653,417         324,122
                                                         ----------      ----------

TOTAL CURRENT ASSETS ..................................   6,963,118       7,276,296
                                                         ----------      ----------

Property, plant and equipment, at cost ................   3,707,327       4,868,548
Less accumulated depreciation .........................   2,235,425       2,764,901
                                                         ----------      ----------

Net property, plant and equipment .....................   1,471,902       2,103,647
Assets held for resale ................................     640,000              --
Other assets ..........................................     282,236         312,951
                                                         ----------      ----------

TOTAL ASSETS ..........................................  $9,357,256      $9,692,894
                                                         ==========      ==========




The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                             (Dollars in thousands)


                                                                 March 28,           June 28,
                                                                   1998               1997
                                                                ----------         ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans and current portion of long-term debt ............   $   28,823         $  262,835
Accounts payable ............................................      786,005            871,760
Income taxes payable ........................................      153,533            101,286
Salaries, wages and related items ...........................      696,391            637,587
Deferred revenues and customer advances .....................    1,022,252          1,079,003
Accrued restructuring costs .................................      217,491            382,559
Other current liabilities ...................................      821,492            905,900
                                                                ----------         ----------

TOTAL CURRENT LIABILITIES ...................................    3,725,987          4,240,930
                                                                ----------         ----------

Long-term debt ..............................................      741,150            743,440
Postretirement and other postemployment benefits ............    1,137,368          1,163,568
                                                                ----------         ----------

TOTAL LIABILITIES ...........................................    5,604,505          6,147,938
                                                                ----------         ----------

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value (liquidation preference
of $100.00 per share); authorized 25,000,000 shares;
4,000,000 shares of Series A 8-7/8% Cumulative
Preferred Stock issued and outstanding ......................        4,000              4,000
Common stock, $1.00 par value; authorized
450,000,000 shares; 157,201,693 and
157,232,104 shares issued ...................................      157,202            157,232
Additional paid-in capital ..................................    3,842,957          3,835,697
Retained earnings/(deficit) .................................      138,485           (234,841)
Treasury stock at cost; 9,772,632 shares
and 6,132,201 shares ........................................     (389,893)          (217,132)
                                                                ----------         ----------

TOTAL STOCKHOLDERS' EQUITY ..................................    3,752,751          3,544,956
                                                                ----------         ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................   $9,357,256         $9,692,894
                                                                ==========         ==========




The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                    Nine-Month Period Ended
                                                                  -----------------------------
                                                                   March 28,         March 29,
                                                                     1998              1997
                                                                  -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income .....................................................  $   441,714       $    16,966
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation ...................................................      289,818           303,327
Amortization ...................................................       36,132            41,252
(Gain)/loss on disposition and write-downs of
other assets ...................................................     (338,645)           34,248
Other adjustments to net income ................................      554,069            53,051
Decrease in accounts receivable ................................      231,438           337,129
Decrease in inventories ........................................      263,175           347,421
(Increase)/decrease in prepaid expenses and other
current assets .................................................      (37,144)            7,672
Increase in assets held for resale                                   (640,000)               --
Decrease in accounts payable ...................................      (85,755)          (93,562)
Increase in taxes ..............................................       60,056             9,822
Increase/(decrease) in salaries, wages, benefits
and related items ..............................................       32,604            (9,205)
Decrease in deferred revenues and
customer advances ..............................................      (56,751)          (42,382)
Decrease in accrued restructuring costs ........................     (165,068)         (176,186)
Decrease in other current liabilities ..........................      (67,964)          (25,283)
                                                                  -----------       -----------
Total adjustments ..............................................       75,965           787,304
                                                                  -----------       -----------

Net cash flows from operating activities .......................      517,679           804,270
                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in property, plant and equipment ....................     (340,733)         (275,056)
Proceeds from the disposition of
property, plant and equipment ..................................       65,341            67,600
Purchases of short-term investments ............................   (1,646,963)       (2,806,784)
Maturities of short-term investments ...........................    1,888,373         1,745,054
Investments in other assets ....................................      (31,425)           (4,518)
Proceeds from the disposition of other assets ..................      165,625            14,067
                                                                  -----------       -----------
Net cash flows from investing activities .......................      100,218        (1,259,637)
                                                                  -----------       -----------
Net cash flows from operating and
investing activities ...........................................      617,897          (455,367)
                                                                  -----------       -----------




The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

                             (Dollars in thousands)

                                                          Nine-Month Period Ended
                                                        ----------------------------
                                                         March 28,        March 29,
                                                           1998              1997
                                                        ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of debt ...................      31,089             6,240
Payments to retire debt ..............................    (268,018)          (10,713)
Purchase of treasury shares ..........................    (326,758)         (214,546)
Issuance of common and treasury shares, including
tax effects ..........................................     111,700            81,831
Dividends on preferred stock .........................     (26,625)          (26,625)
                                                        ----------        ----------
Net cash flows from financing activities .............    (478,612)         (163,813)
                                                        ----------        ----------

Net increase/(decrease) in cash
and cash equivalents .................................     139,285          (619,180)

Cash and cash equivalents at the
beginning of the year ................................   1,358,750         1,791,754
                                                        ----------        ----------

Cash and cash equivalents at end of period ...........  $1,498,035        $1,172,574
                                                        ==========        ==========




The accompanying notes are an integral part of these financial statements.

                          DIGITAL EQUIPMENT CORPORATION

        COMPUTATION OF NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

                  (Dollars in thousands except per share data)


                                                                         Three-Month Period Ended
                                                                      ------------------------------
                                                                        March 28,        March 29,
                                                                          1998              1997
                                                                      ------------      ------------

Net income .......................................................    $    341,823      $     50,966

Less: Dividend on preferred stock ................................           8,875             8,875
                                                                      ------------      ------------

Net income applicable to common stock ............................    $    332,948      $     42,091
                                                                      ============      ============

Weighted average number of common shares
outstanding during the period ....................................     146,928,739       154,282,203

Effect of common equivalent shares from application
of "treasury stock" method to unexercised
and outstanding stock options ....................................       2,469,137         1,017,100
                                                                      ------------      ------------

Total weighted average number of common
and common equivalent shares outstanding
during the period ................................................     149,397,876       155,299,303
                                                                      ============      ============

Net income applicable per common share (1):

Basic earnings per share .........................................    $       2.27      $       0.27
                                                                      ============      ============

Diluted earnings per share .......................................    $       2.23      $       0.27
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

                          DIGITAL EQUIPMENT CORPORATION

     COMPUTATION OF NET INCOME/(LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

                  (Dollars in thousands except per share data)

                                                                         Nine-Month Period Ended
                                                                      -------------------------------
                                                                       March 28,         March 29,
                                                                          1998              1997
                                                                      ------------      -------------


Net income .......................................................    $    441,714      $      16,966
Less: Dividends on preferred stock ...............................          26,625             26,625
                                                                      ============      =============


Net income /(loss) applicable to common stock ....................    $    415,089      $      (9,659)
                                                                      ------------      -------------

Weighted average number of common shares
outstanding during the period ....................................     147,574,003        154,598,774

Effect of common equivalent shares from application
of "treasury stock" method to unexercised
and outstanding stock options ....................................       2,043,116                 --
                                                                      ------------      -------------

Total weighted average number of common
and common equivalent shares outstanding
during the period ................................................     149,617,119        154,598,774
                                                                      ============      =============

Net income/(loss) applicable per common share (1):

Basic earnings/(loss) per share ..................................    $       2.81      $       (0.06)
                                                                      ============      =============


Diluted earnings/(loss) per share ................................    $       2.77      $       (0.06)
                                                                      ============      =============



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

                          DIGITAL EQUIPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Significant Accounting Policies

Principles of consolidation: The accompanying unaudited financial statements as of and for the three-month and nine-month periods ended March 28, 1998 and March 29, 1997 have been prepared on substantially the same basis as the annual consolidated financial statements, reflecting all adjustments of a normal recurring nature. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the results for those periods and the financial condition at those dates.
Certain prior year's amounts have been reclassified to conform with the current year presentation.

Other (income)/expense, net            Nine-Month Period Ended            Three-Month Period Ended
---------------------------------------------------------------------------------------------------
(in thousands)                         March 28,        March 29,        March 28,         March 29,
                                         1998             1997              1998              1997
---------------------------------------------------------------------------------------------------
Interest income                       $ (84,689)        $(82,706)        $ (25,341)        $(30,207)
Interest expense                         58,643           64,311            17,387           21,542
Net (gain)/loss on divestments         (338,645)          (9,070)         (329,837)          (2,183)
---------------------------------------------------------------------------------------------------
Other (income)/expense, net           $(364,691)        $(27,465)        $(337,791)        $(10,848)
---------------------------------------------------------------------------------------------------

Note B - Restructuring Actions

During the first nine months of fiscal 1998, the Corporation incurred costs of $61 million for approximately 915 employee separations and for separation actions taken at the end of fiscal 1997. In addition, the Corporation incurred costs of $104 million for facilities closures and other related actions. Cash expenditures for restructuring activities were $116 million for the first nine months of fiscal 1998.

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

The Corporation and Intel Corporation ("Intel") have been involved in litigation commenced in the fourth quarter of fiscal 1997 in the U.S. District Courts for the Districts of Massachusetts and Northern California, and in September 1997 in the U.S. District Court for the District of Oregon claiming, respectively, willful infringement by Intel of certain of the Corporation's patents through the manufacture, sale and use of Intel's families of Pentium microprocessors, breach of contract and various other unfair or unlawful business practices by the Corporation, and willful infringement by the Corporation of certain of Intel's patents through the manufacture, sale and use of various computer products. On October 27, 1997, the Corporation and Intel announced that they had reached agreement to settle the pending litigation between the parties and to request a stay of all pending litigation, subject to receipt of government approval necessary to finalize the transactions contemplated by the parties' agreement. At the request of the parties, all proceedings have been stayed. On April 23, 1998, the Federal Trade Commission ("FTC") notified the Corporation and Intel that it will not seek to enjoin the settlement of the legal dispute between the companies. As part of the FTC review process, the Corporation agreed to a consent order that provides for the licensing of the Corporation's Alpha technology to other semiconductor manufacturers. Accordingly, the Corporation and Intel expect to complete the transactions contemplated by the agreement prior to May 31, 1998 (see Note F).

Note D - Treasury Stock

During the first nine months of fiscal 1998, the Corporation purchased in the open market 7.5 million shares of its common stock for an aggregate purchase price of $327 million, or an average of $43.60 per common share. Approximately
3.9 million shares were issued under employee stock plans and the remaining shares are held in treasury.

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

Note F - Agreement with Intel Corporation

On October 27, 1997, the Corporation and Intel announced that they had reached an agreement to establish a broad-based business relationship, including the sale of the Corporation's semiconductor manufacturing operations to Intel for a purchase price equal to the net book value of the transferred assets (currently estimated to be approximately $640 million), cross-licensing of patents, supply of both Intel and Alpha microprocessors and development of future systems based on Intel's 64-bit microprocessors. The agreement provides that Intel will make offers of employment to employees of the Corporation's semiconductor manufacturing operations, except for those employees associated with the Alpha and Alpha-related semiconductor design teams. Approximately 1,800 employees are expected to transfer to Intel. The Corporation and Intel expect to complete the transactions contemplated by the agreement prior to May 31, 1998 (see Note C).

Note G - Agreement with Cabletron Systems, Inc.

The Corporation and Cabletron Systems, Inc. ("Cabletron Systems") entered into an asset purchase agreement on November 24, 1997, and consummated the transaction on February 7, 1998. The Corporation received net proceeds of approximately $416 million and realized a gain of $316 million related to this transaction. The proceeds reflect $133 million of cash and product credits of $301 million before reduction for imputed interest and other adjustments totaling $18 million. The Corporation is confident the credits are fully realizable and any loss thereof is remote. Other costs associated with the sale have been reflected in two lines in the Statement of Operations, as described below.

Costs attributable to the sale of assets consist of (in millions):
     Write-off of surplus raw material inventory                 $12
     Severance and other employee expenses                         8
     Supplier/vendor cancellation costs                            6
     Employee retention and pension expense                        5
     Litigation expense                                            2
                                                                 ---
     Total                                                       $33


Other (income)/expense, net includes costs directly related to this sale of $5 million for professional services and $3 million for facilities restoration costs.

Note H - Debt

During the quarter, the Corporation terminated its agreement with a major financial institution (i) providing for the transfer and sale by the Corporation to a wholly-owned subsidiary of the Corporation of a designated pool of domestic trade accounts receivable (the "Receivables"), and (ii) allowing the Corporation to sell to a group of investors an undivided ownership interest in the Receivables for proceeds of up to $500 million. During the term of the agreement, no interests in the Receivables had been sold.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Total operating revenues for the first nine months of fiscal 1998 were $9.5 billion, down 1% from the comparable period a year ago. Total operating revenues include product sales of $5.1 billion and service revenues of $4.4 billion.

Total operating revenues for the third quarter of fiscal 1998 were $3.2 billion, down 4% from the comparable quarter last year. Total operating revenues include product sales of $1.7 billion and service revenues of $1.5 billion.

Revenues (dollars in millions)    Nine-Month Period Ended     Three-Month Period Ended
--------------------------------------------------------------------------------------
                                   March 28,   March 29,        March 28,    March 29,
                                      1998       1997             1998         1997
--------------------------------------------------------------------------------------

Product sales                        $5,080     $5,203           $1,682       $1,836
% of total revenues                      54%        54%              53%          55%
--------------------------------------------------------------------------------------
Service revenues                     $4,396     $4,381           $1,509       $1,478
% of total revenues                      46%        46%              47%          45%
--------------------------------------------------------------------------------------
Total revenues                       $9,476     $9,584           $3,191       $3,314
--------------------------------------------------------------------------------------


Product sales for the first nine months and third quarter of fiscal 1998 were down 2% and 8%, respectively, from the comparable periods last year. Product sales for the first nine months and third quarter of fiscal 1998 reflect a decrease in revenues from the sales of certain client and component products, partially offset by increased revenues from the sale of server (Intel and Alpha-based) and storage products.

Revenues from the sale of servers represented 37% and 39% of product sales for the first nine months and third quarter of fiscal 1998, respectively, up from 34% and 33% for the comparable periods last year. Client sales represented 29% and 31% of product sales for the first nine months and third quarter of fiscal 1998, respectively, compared to 30% and 29% for the same periods in fiscal 1997. Revenues from the Corporation's components and other products represented 34% and 30% of product sales for the first nine months and third quarter of fiscal 1998, respectively, compared to 36% and 38% of product sales for the same periods last year.

Service revenues for the first nine months and third quarter of fiscal 1998 were $4.4 billion and $1.5 billion, respectively, essentially unchanged from the first nine months and up 2% from the third quarter of fiscal 1997. Service revenues reflect growth in network and integration services, multivendor services, and client/server outsourcing services, offset by an anticipated decrease in revenues from Digital products maintenance services.

Operating revenues from customers outside of the United States were $6.2 billion and $2.1 billion for the first nine months and third quarter of fiscal 1998, respectively, in each case representing 65% of total operating revenues, compared to $6.5 billion and $2.3 billion for the first nine months and third quarter of fiscal 1997, or 68% and 69% of total operating revenues, respectively. The Corporation's operating results for the first nine months and third quarter of fiscal 1998 were adversely impacted by the continued strengthening of the U.S. dollar. Removing the effects of foreign currency exchange rate movements, the increase in total operating revenues would have been 5% and 3% for the first nine months and third quarter of fiscal 1998, respectively, when compared to the same periods last year.

EXPENSES AND PROFIT MARGINS

Gross margin (dollars in millions)         Nine-Month Period Ended      Three-Month Period Ended
------------------------------------------------------------------------------------------------
                                           March 28,      March 29,        March 28,   March 29,
                                             1998           1997             1998         1997
------------------------------------------------------------------------------------------------

Product sales gross margin                  $1,833         $1,758            $587         $648
% of related revenues                           36%            34%             35%          35%
------------------------------------------------------------------------------------------------
Service revenues gross margin               $1,393         $1,364            $487         $459
% of related revenues                           32%            31%             32%          31%
------------------------------------------------------------------------------------------------

Product gross margin was 36% and 35% of product sales for the first nine months and third quarter of fiscal 1998, respectively, compared to 34% and 35% for the same periods a year ago. The improvement in product gross margin for the first nine months was due principally to manufacturing cost efficiencies and an increased proportion of higher-margin server revenues, and in the third quarter, offset by a $21 million increase in cost of product sales related to the repurchase of inventory from Cabletron Systems, Inc. (see discussion below and Note G).

Service gross margin was 32% of service revenues for the first nine months and third quarter of fiscal 1998, compared to 31% for the first nine months and third quarter of fiscal 1997. Service gross margin reflects the continued focus on more profitable systems integration contracts, as well as the implementation of gross margin improvement programs, offset by the continued shift in the mix of service revenues toward lower-margin service offerings.

Operating expenses (dollars in millions)   Nine-Month Period Ended      Three-Month Period Ended
------------------------------------------------------------------------------------------------
                                           March 28,      March 29,        March 28,   March 29,
                                             1998           1997             1998         1997
------------------------------------------------------------------------------------------------

Research and engineering                    $  799         $  764            $261         $256
% of total revenues                              8%             8%              8%           8%
------------------------------------------------------------------------------------------------
Selling, general and administrative         $2,263         $2,348            $738         $799
% of total revenues                             24%            25%             23%          24%
------------------------------------------------------------------------------------------------
Costs attributable to the  sale of assets   $   33             --            $ 33           --
% of total revenues                            N/M             --               1%          --
------------------------------------------------------------------------------------------------

Research and engineering (R&E) spending totaled $799 million and $261 million for the first nine months and third quarter of fiscal 1998, respectively, up from $764 million and $256 million for the same periods in fiscal 1997. The Corporation believes that this level of R&E investment is appropriate for the Corporation to continue to provide competitive products and services.

Selling, general and administrative (SG&A) expenses were $2.3 billion and $738 million for the first nine months and third quarter of fiscal 1998, respectively, down 4% from the first nine months of fiscal 1997 and down 8% compared to the third quarter of fiscal 1997. The decline in SG&A expenses reflects the positive effects of currency rate movements and the Corporation's continued focus on achieving a competitive cost structure through reductions in population and facilities expenditures, partially offset by increases in investment in demand generation activities and salaries and wages.

Costs attributable to the sale of assets are comprised of $33 million of costs which are solely related to the sale of certain assets to Cabletron Systems, Inc.(see Note G).

At the end of fiscal 1996, the Corporation approved a restructuring plan intended to increase sales productivity, further consolidate manufacturing plants and distribution sites, improve service delivery and further reduce overhead in support areas. The number of involuntary separations is expected to be lower than originally planned due principally to a higher than anticipated level of voluntary separations. However, associated restructuring-related cost savings are expected to be offset by an increase in estimated separation costs for certain employees. The total estimated cost of restructuring actions is unchanged (see Note B).

Total employee population decreased by 800 during the third quarter of fiscal 1998 to approximately 53,500, and by 1,600 from the end of the third quarter of fiscal 1997.

Net other income was $365 million and $27 million for the first nine months of fiscal 1998 and 1997, respectively. Net gains on divestments were $339 million for the first nine months of fiscal 1998, compared to $9 million for the same period a year ago. The increase in net other income is principally due to increased gains on divestments, a reduction in interest expense and increased interest income in the first nine months of fiscal 1998. Net other income was $338 million and $11 million for the third quarter of fiscal 1998 and 1997, respectively. The increase was principally due to net gains on divestments of $330 million for the third quarter of fiscal 1998, compared to $2 million of net gains on divestments for the same period a year ago. In the third quarter of fiscal 1998 the Corporation recognized a $316 million gain related to the sale of certain assets of its network products business to Cabletron Systems, Inc. (see discussion below and Note G).

Income tax expense for the first nine months and third quarter of fiscal 1998 was $54 million and $37 million, respectively, compared to $20 million and $11 million for the same periods last year. Income tax expense reflects several factors, including income taxes for profitable operations, benefits taken from net operating loss carryforwards and an inability to recognize currently certain tax benefits from operating losses.

AVAILABILITY OF FUNDS TO SUPPORT CURRENT AND FUTURE OPERATIONS AND SPENDING FOR OPERATIONS

Cash, cash equivalents and short-term investments totaled $2.4 billion at the end of the third quarter of fiscal 1998, down from $2.5 billion at the end of fiscal 1997.

Net cash generated from operating activities was $518 million for the first nine months of fiscal 1998, reflecting a decrease in accounts receivable and inventories from the end of fiscal 1997, offset by an increase in prepaid expenses and a decrease in accounts payable and various other liabilities. Cash expenditures for restructuring activities were $116 million for the first nine months of fiscal 1998. Future cash expenditures for currently planned restructuring activities are estimated to be $200 million for fiscal 1998 and beyond.

Net cash from investing activities was $100 million in the first nine months of fiscal 1998. The increase in cash from investing activities was due principally to proceeds from the disposition of assets and maturities of short-term investments. As investments mature, the proceeds are reinvested as cash, cash equivalents or short-term investments, as conditions warrant.

Net cash used for financing activities was $479 million in the first nine months of fiscal 1998. The principal financing activities were the Corporation's purchase on the open market of 7.5 million shares of its common stock for $327 million and the retirement of $250 million of five-year notes.

During the quarter, the Corporation terminated its U.S. accounts receivable securitization facility (see Note H).

On October 27, 1997, the Corporation and Intel Corporation ("Intel") announced that they had reached an agreement to establish a broad-based business relationship, including the sale of the Corporation's semiconductor manufacturing operations to Intel for a purchase price equal to the net book value of the transferred assets (currently estimated to be approximately $640 million), cross-licensing of patents, supply of both Intel and Alpha microprocessors and development of future systems based on Intel's 64-bit microprocessors. The agreement provides that Intel will make offers of employment to employees of the Corporation's semiconductor manufacturing operations, except for those employees associated with the Alpha and Alpha-related semiconductor design teams. On April 23, 1998, the Federal Trade Commission ("FTC") notified the Corporation and Intel that it will not seek to enjoin the settlement of the legal dispute between the companies. Accordingly, the parties expect to consummate the transactions contemplated by the settlement agreement prior to May 31, 1998. Approximately 1,800 employees are expected to transfer to Intel (see Notes C and F).

On November 24, 1997, the Corporation entered into an asset purchase agreement with Cabletron Systems, Inc. ("Cabletron Systems") and Ctron Acquisition Co., Inc., a wholly-owned subsidiary of Cabletron Systems (collectively, "Cabletron"), pursuant to which the Corporation agreed to sell certain assets of its network products business to Cabletron. The agreement was first amended on December 8, 1997 and again on February 7, 1998 to adjust the purchase price to approximately $133 million in cash and $301 million in product credits (to be applied to the Corporation's future purchase of products from Cabletron Systems), before reduction for imputed interest and other adjustments totaling $18 million. The transaction was consummated as of February 7, 1998. The Corporation has recognized a gain of $316 million related to this transaction in the third quarter of fiscal 1998. Approximately 800 employees have been or will be transferred to Cabletron Systems in connection with this transaction. The Corporation and Cabletron Systems also entered into a Reseller and Services Agreement ("Reseller Agreement") dated November 24, 1997, pursuant to which the Corporation has agreed to resell certain Cabletron Systems' products (including the products sold by the Corporation's network products business) and the Corporation is designated a services provider for certain of Cabletron Systems' products. Under the Reseller Agreement, the Corporation has committed to purchase for resale and internal use network products from Cabletron Systems during the term of the Reseller Agreement, which extends through June 30, 2001 (see Note G).

On January 26, 1998, the Corporation and Compaq Computer Corporation ("Compaq") announced the completion of a definitive merger agreement. Upon consummation of the merger, common stockholders of the Corporation will receive $30 in cash and
0.945 shares of Compaq common stock for each share of the Corporation's common stock. Based on conditions at the time the merger agreement was signed, approximately $4.4 billion of cash and 139 million shares of Compaq common stock would be issued to the Corporation's common stockholders. Under the terms of the agreement, the Corporation will become a wholly owned subsidiary of Compaq upon completion of the merger. The Corporation has filed a Proxy Statement with respect to the pending transaction, and a Special Meeting of Stockholders is scheduled to be held on June 11, 1998 at which the holders of common stock of the Corporation will vote upon the approval and adoption of the merger agreement.


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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

     On February 12, 1998, the Corporation filed a Current Report on Form 8-K reporting that effective February 3, 1998, it had amended the Rights Agreement dated as of December 11, 1989 between the Corporation and First Chicago Trust Company of New York to render the Rights (as defined in the Rights Agreement) related to the Corporation's common stock inapplicable to the Agreement and Plan of Merger dated as of January 25, 1998 between the Corporation and Compaq Computer Corporation and the transactions contemplated thereby. The Corporation's amendment to the Rights Agreement is incorporated by reference in this Form 10-Q as Exhibit 4 below.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)         Exhibits

       4. Amendment, dated as of February 3, 1998, to the Rights Agreement, originally dated as of December 11, 1989, between Digital Equipment Corporation and First Chicago Trust Company of New York (filed as Exhibit 4 to the Corporation's Current Report on
              Form 8-K filed on February 12, 1998 and incorporated herein by reference).

      10(a). Digital Equipment Corporation 1968 Employee Stock Purchase Plan, as amended.

      10(b). Digital Equipment Corporation 1981 International Employee Stock Purchase Plan, as amended.

      10(c).  Retirement Arrangement for Non-Employee Directors, as amended.

      10(d).  Deferred Compensation Plan for Non-Employee Directors, as amended.

      10(e).  Deferred Compensation Plan for Executives, as amended.

      10(f). Digital Equipment Corporation Key Employee Severance Plan, effective as of March 19, 1998 (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 6, 1998 and incorporated herein by reference).

      10(g) Severance Agreement, dated as of March 19, 1998, by and between Digital Equipment Corporation and Robert B. Palmer (filed as
              Exhibit 10.2 to the

              Corporation's Current Report on Form 8-K filed on May 6, 1998 and incorporated herein by reference).

      10(h) Amended and Restated Agreement and Plan of Merger dated as of January 25, 1998, among Compaq Computer Corporation, the registrant and Compaq Merger, Inc. (filed as Exhibit 2 to the Registration Statement on Form S-4/Proxy Statement of Compaq Computer Corporation and the Corporation filed on May 6, 1998 and incorporated herein by reference).

      10(i) Asset Purchase Agreement dated as of March 6, 1998, by and between Digital Equipment Corporation and Intel Corporation. Confidential Treatment request as to certain portions of the Agreement (filed as Exhibit 2 to the Corporation's Current Report on Form 8-K/A filed on May 5, 1998 and incorporated herein by reference).

       27.    Financial Data Schedule

       (b)       Reports on Form 8-K.

       - On January 29, 1998, the Corporation filed a Current Report on Form 8-K reporting that on January 25, 1998 it and Compaq Computer Corporation entered into an Agreement and Plan of Merger.

       - On February 12, 1998, the Corporation filed a Current Report on Form 8-K reporting that effective February 3, 1998, it had amended the Rights Agreement dated as of December 11, 1989 between the Corporation and First Chicago Trust Company of New York to render the Rights (as defined in the Rights Agreement) inapplicable to the Agreement and Plan of Merger dated as of January 25, 1998 between the Corporation and Compaq Computer Corporation and the transactions contemplated thereby.

       - On March 20, 1998, the Corporation filed a Current Report on Form 8-K reporting that on March 6, 1998, the Corporation and Intel Corporation ("Intel") entered into an Asset Purchase Agreement relating to the sale by the Corporation of certain assets used in its semiconductor manufacturing operations to Intel.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DIGITAL EQUIPMENT CORPORATION
                                    (Registrant)


                                    By: /s/ Vincent J. Mullarkey
                                        ----------------------------------------
                                        Vincent J. Mullarkey
                                        Senior Vice President, Finance and Chief
                                        Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

May 6, 1998